Form 10-K
period 1993-12-31
BALCOR REALTY INVESTORS 84 SERIES II
filed 1994-03-18
CIK 740582

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1993

                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from _______________  to _______________

Commission file number 0-13334


                     BALCOR REALTY INVESTORS 84-SERIES II,
                        A REAL ESTATE LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)


           Maryland                                      36-3223939
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

Balcor Plaza
4849 Golf Road, Skokie, Illinois                         60077-9894
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code (708) 677-2900

Securities registered pursuant to Section 12(b) of the Act:

                                      None

Securities registered pursuant to Section 12(g) of the Act:

                         Limited Partnership Interests
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X . No    .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X .

                                     PART I

Item 1. Business

Balcor Realty Investors 84-Series II, A Real Estate Limited Partnership (the "Registrant") is a limited partnership governed by the laws of the State of Maryland. The Registrant raised $87,037,000 from sales of Limited Partnership Interests. The Registrant's operations consist exclusively of investment in and operation of income-producing real properties, and all financial information included in this report relates to this industry segment.

The Registrant utilized the net offering proceeds to acquire fourteen real property investments. Titles to Southern Hills, Rancho Mirage and Highland Ridge apartment complexes were relinquished through foreclosure during January 1990, March 1993 and May 1993, respectively. The Registrant also sold Butterfield Village Apartments in April 1993. As of December 31, 1993, the Registrant owned the remaining ten properties described under "Properties" (Item 2). The Partnership Agreement generally provides that the proceeds of any sale or refinancing of the Registrant's properties will not be reinvested in new acquisitions.

During 1993, the multi-family residential real estate industry in certain cities and regions of the country experienced improvements in occupancy levels and rental rates. These improvements are due in part to recoveries in local economies along with low levels of new construction of rental units in recent years, which has led to higher occupancies and increased rental revenues for existing properties. As discussed in Item 7. Liquidity and Capital Resourses, of the Registrant's ten remaining properties, during 1993, eight generated positive cash flow while two generated marginal cash flow deficits. Many rental markets continue to remain extremely competitive; therefore, the general partner's goals are to maintain high occupancy levels, while increasing rents where possible, and to monitor and control operating expenses and capital improvement requirements at the properties.

Historically, real estate investments have experienced the same cyclical characteristics affecting most other types of long-term investments. While real estate values have generally risen over time, the cyclical character of real estate investments, together with local, regional and national market conditions, has resulted in periodic devaluations of real estate in particular markets, as has been experienced in the last few years. As a result of these factors, it has become necessary for the Registrant to retain ownership of many of its properties for longer than the holding period for the assets originally described in the prospectus. The General Partner examines the operations of each property and each local market individually when determining the optimal time to sell each of the Registrant's properties.

Although investors have received certain tax benefits, the Registrant has not commenced distributions. Future distributions will depend on improved cash flow from the Registrant's remaining properties and proceeds from future property sales, as to both of which there can be no assurances. In light of the results to date and current market conditions, the General Partner does not anticipate that the investors will recover a substantial portion of their investment.

The Registrant is largely dependent on loans from the General Partner and owes approximately $7,776,000 to the General Partner at December 31, 1993 in connection with funds advanced for working capital purposes. These loans are expected to be repaid from available cash flow from future property operations, or from proceeds received from the disposition of the Registrant's real estate investments prior to any distributions to the Limited Partners from these sources.

The General Partner may continue to provide additional short-term loans to the Registrant or to fund working capital needs or property operating deficits, although there is no assurance that such loans will be available. Should such short-term loans not be available, the General Partner will seek alternative third party sources of financing working capital. However, the current economic environment and its impact on the real estate industry make it unlikely that the Registrant would be able to secure financing from third parties to fund working capital needs or operating deficits. Should additional borrowings be needed and not be available either through the General Partner or third parties, the Registrant may be required to dispose of some of its properties to satisfy these obligations.

In instances where the General Partner concludes that the Registrant's investment objectives cannot be met by continuing to own a particular property and fund operating deficits, the Registrant has suspended and may in the future suspend debt service payments or sell the property at a price less than its original cost. Suspension of debt service payments may lead to a renegotiation of terms with lenders which would permit the Registrant to continue to own properties or may lead to foreclosure or other action by lenders which would result in the relinquishment of title to properties in satisfaction of the outstanding mortgage loan balances. In the case of each property, the General Partner will pursue modification of underlying debt, consider suspending debt service payments and/or deferring non-critical repair and maintenance costs and analyze present and projected market conditions and projections for operations prior to determining the disposition of a property.

During 1993, the Registrant relinquished titles to the Rancho Mirage and Highland Ridge apartment complexes. See Item 7. Liquidity and Capital Resources for additional information.

Effective February 1, 1993, the Registrant suspended debt service payments on the loans collateralized by the Ridgepoint Green and Ridgepoint Way apartment complexes and the lender placed the loans in default. In April 1993, the Registrant, through its subsidiaries owning these properties, filed for protection under Chapter 11 of the U.S. Bankruptcy Code. While the bankruptcy proceedings continue, the Partnership will remit partial debt service payments to the lender equal to monthly net cash flow from the properties. The Registrant and the lender have tentatively agreed on the terms of a modification of the loans and an agreement is expected to be finalized in March 1994. See Item 3. Legal Proceedings for additional information.

During April 1993, the Registrant sold the Butterfield Village Apartments located in Tempe, Arizona in all cash sale for $9,385,000. After payment of the underlying mortgage and selling costs, the Registrant received proceeds of approximately $2,950,000 from the sale. See Note 12 of Notes to Financial Statements for additional information.

During 1993, the Registrant refinanced the loans collateralized by the Ridgetree II and Meadow Creek apartment complexes and modified the loan collateralized by the Park Colony Apartments. See Item 7. Liquidity and Capital Resourses for additional information.

The officers and employees of Balcor Partners-84 II, Inc., the General Partner of the Registrant, and its affiliates perform services for the Registrant. The Registrant currently has 74 full-time and 18 part-time employees engaged in its operations.

Item 2. Properties

As of December 31, 1993, the Registrant owns the ten properties described below:

Location                      Description of Property

Tempe, Arizona                La Contenta Apartments: a 274-unit apartment
                              complex located on approximately 13 acres.

Pineville, North Carolina     * Meadow Creek Apartments: a 250-unit apartment
                              complex located on approximately 23 acres.

Gwinnett County, Georgia      Park Colony Apartments: a 352-unit apartment
                              complex located on approximately 29 acres.

Dallas, Texas                 Ridgepoint Green Apartments: a 284-unit apartment
                              complex located on approximately 10 acres.

Dallas, Texas                 Ridgepoint Way Apartments: a 310-unit apartment
                              complex located on approximately 12 acres.

Dallas, Texas                 Ridgetree Apartments (Phase II): a 354-unit
                              apartment complex located on approximately 9 acres.

Lenexa, Kansas                ** Rosehill Pointe Apartments: a 498-unit
                              apartment complex located on approximately 35 acres.

Orange County, Florida        ** Seabrook Apartments: a 200-unit apartment
                              complex located on approximately 16 acres.

Columbus, Ohio                Spring Creek Apartments: a 288-unit apartment
                              complex located on approximately 19 acres.

Irving, Texas                 Westwood Village Apartments: a 320-unit apartment
                              complex located on approximately 16 acres.

  * Owned by the Registrant through a joint venture with the seller.

 ** Owned by the Registrant through a joint venture with one or more affiliated partnerships.

Each of the above properties is held subject to various mortgages and other forms of financing.

In the opinion of the General Partner, the Registrant has provided for adequate insurance coverage for its real estate investment properties.

See Notes to Financial Statements for other information regarding real property investments.

Item 3. Legal Proceedings

(a
& b)  Ridgepoint Green Apartments and Ridgepoint Way Apartments

In March 1983, the Registrant acquired, through subsidiary partnerships, the Ridgepoint Green and Ridgepoint Way apartment complexes, utilizing $4,659,620 and $5,007,315 of offering proceeds, respectively. The Registrant acquired the properties subject to first mortgage loans from an unaffiliated lender in the then outstanding amounts of $8,370,000 and $9,118,000, respectively. Effective January 1993, the Registrant suspended debt service payments while negotiating with Travelers Insurance Company, the current holder of the loans ("Travelers"), for loan modifications. Subsequently, in April 1993, the subsidiaries commenced proceedings under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court, Northern District of Texas, In re Ridgepoint Green Investors, Case No.: 393-32455-RCM-11, and In re Ridgepoint Way Investors, Case No.: 393-32456-RCM-11. In May 1993, the cases were consolidated by the Bankruptcy Court and in June 1993, cash collateral orders were entered pursuant to which all cash flow after payment of the operating expenses of the properties is paid to Travelers. The Registrant and Travelers have tentatively agreed on the terms of a modification of the loans and an agreement is expected to be finalized in April 1994.

Item 4. Submission of Matters to a Vote of Security Holders

(a, b,
 c & d) No matters were submitted to a vote of the Limited Partners of the Registrant during 1993.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
        Matters

There has not been an established public market for Limited Partnership Interests and it is not anticipated that one will develop; therefore, the market value of the Limited Partnership Interests cannot reasonably be determined. The Registrant has not made distributions to date to investors. For additional information, see Item 7. - "Management's Discussion and Analysis of Financial Condition and Results of Operations" below.

As of December 31, 1993, the number of record holders of Limited Partnership Interests of the Registrant was 8,495.

Item 6. Selected Financial Data

                                      Year ended December 31,
                       1993        1992        1991        1990        1989
Rental and
  service income   $17,953,526 $21,494,257 $21,092,058 $20,988,232 $20,779,131
Interest on short-
  term investments      31,346     161,231     192,197     265,821     265,637
Admin. expenses        679,625     653,998     584,826     438,035     505,203
Gain on sale of
  property           3,606,825        None        None        None        None
Extraordinary items:
  Gain on forgive-
    ness of debt     1,234,176        None        None        None        None
  Gain on fore-
    closure of
    properties       8,432,686        None        None        None        None
Net income (loss)    9,901,817  (5,099,275) (5,662,553) (5,484,230) (7,509,077)
Net income (loss)
  per Limited Part-
  nership Interest      112.63      (58.00)     (64.41)     (62.38)     (85.41)
Tax income (loss)   19,678,422  (8,936,053) (9,011,828) (7,759,553)(10,053,658)
Tax income (loss)
  per Limited Part-
  nership Interest      210.88      (70.82)     (88.80)     (67.70)    (105.11)
Cash and cash
  equivalents        1,160,704     223,828     427,569     413,669     353,928
Total investment
  properties, net
  of accumulated
  depreciation      69,892,901  98,081,597 101,655,358 105,218,999 114,405,379
Total assets        73,333,165 100,416,387 104,489,888 110,712,217 117,303,591
Purchase price,
  promissory and
  mortgage notes
  payable           84,130,907 120,086,011 120,708,225 122,370,278 127,406,328
Properties owned
  on December 31            10          13          13          13          14

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Balcor Realty Investors 84-Series II, A Real Estate Limited Partnership (the "Partnership") is a limited partnership formed in 1983 to invest in and operate income-producing real property. The Partnership raised $87,037,000 through the sale of Limited Partnership Interests and utilized these proceeds to acquire fourteen real property investments. Titles to the Southern Hills, Rancho Mirage and Highland Ridge apartment complexes were relinquished through foreclosure during January 1990, March 1993 and May 1993, respectively. The Partnership also sold the Butterfield Village Apartments in April 1993. The Partnership continues to operate the ten remaining properties.

Operations

Summary of Operations

The Partnership sold Butterfield Village Apartments in April 1993 and relinquished titles to the Rancho Mirage and Highland Ridge apartment complexes to the lenders through foreclosure in March and May 1993, respectively. The latter two properties were in receivership in 1993 and, in accordance with the Partnership's accounting policies, no operations were recorded during 1993. Both of these properties generated losses during 1992. This, along with the gain recognized on the sale of Butterfield Village Apartments during 1993, resulted in the recognition of income before extraordinary items during 1993 as compared to a loss during 1992. The Partnership realized further income during 1993 as a result of the extraordinary gains recognized in connection with the foreclosures, as well as the gain recognized in connection with the forgiveness of debt related to the Ridgetree II refinancing in April 1993.

During 1992 and the latter part of 1991, the Partnership modified or refinanced loans collateralized by four of its properties. In addition, the Partnership placed two of its properties in substantive foreclosure as of September 30, 1992 whereby interest expense is recognized only to the extent paid. The combined effect of these events resulted in a decrease in interest expense on purchase price, promissory and mortgage notes payable during 1992. This decrease in interest expense was the primary reason for the decrease in the net loss during 1992 as compared to 1991. Further discussion of the Partnership's operations are summarized below.

1993 Compared to 1992

As mentioned above, the Partnership sold the Butterfield Village Apartments in April 1993 and did not record operations during 1993 for the Highland Ridge and Rancho Mirage apartment complexes as a result of their receivership status. As a result, the Partnership experienced decreases in rental and service income, interest expense on purchase price, promissory and mortgage notes payable, depreciation, property operating expense, maintenance and repair expense, real estate taxes and property management fees during 1993 as compared to 1992. Increased occupancy levels and/or rental rates at seven of the Partnership's properties during 1993 partially offset the above decrease in rental and service income, and consequently, property management fees.

The loan collateralized by the Seabrook Apartments was originally financed by a bond issuance which matured in 1992. During the third quarter of 1992, the Partnership received interest income from the trustee of the bonds. This, as well as lower interest rates earned on short-term investments in 1993, resulted in a decrease in interest income on short-term investments during 1993 as compared to 1992.

In May and June 1992, the Partnership reached settlements with the sellers of the Rosehill Pointe and Ridgetree II apartment complexes. As a result, settlement income of $273,294 was recognized in connection with these transactions during 1992.

During July 1992 and April and May 1993, the loans collateralized by the Seabrook, Ridgetree II and Meadow Creek apartment complexes, respectively, were refinanced. In addition, in accordance with the loan agreements, the interest rates on the loans collateralized by the Rosehill Pointe and Westwood Village apartment complexes were adjusted to lower rates during July and October 1993, respectively. These events contributed to the decrease in interest expense on purchase price, promissory and mortgage notes payable discussed above.

Due to the sale of the Butterfield Village Apartments and the foreclosure of the Highland Ridge Apartments, as well as the Ridgetree II and Meadow Creek refinancings and the Park Colony modification, the Partnership fully amortized the remaining financing fees related to the corresponding mortgage notes payable during 1993. This resulted in an increase in amortization expense during 1993 as compared to 1992.

Increased administrative and maintenance staff payroll expenses at the Rosehill Pointe and Spring Creek apartment complexes during 1993 partially offset the decrease in property operating expense discussed above.

During 1992, the Partnership incurred substantial expenditures for painting and cleaning and carpet replacement at the Park Colony Apartments in an effort to lease vacant units. In addition, the Partnership deferred non-critical maintenance and repair costs during 1993 at the Ridgepoint Green and Ridgepoint Way apartment complexes due to the bankruptcy filings. This contributed to the decrease in maintenance and repair expense discussed above.

During 1993, higher real estate taxes were incurred at the Meadow Creek, Spring Creek and Westwood Village apartment complexes as a result of increased tax rates and/or assessments. The additional expense partially offset the reduction in real estate tax expense due to the property dispositions discussed above and lower assessments at the La Contenta and Ridgetree II apartment complexes.

During 1993, Rosehill Pointe Apartments experienced an increase in rental rates and a decrease in interest expense, as discussed above. This improvement in operations resulted in a decrease in the affiliates' participation in losses from joint ventures during 1993 as compared to 1992. In addition, interest income received during the third quarter of 1992 from the trustee of the bonds, which were collateralized by the Seabrook Apartments and matured in 1992, offset the above decrease.

During April 1993, the Partnership recognized a gain of $3,606,825 on the sale of Butterfield Village Apartments located in Tempe, Arizona.

During 1993, the Partnership recognized an extraordinary gain on forgiveness of debt of $1,234,276 in connection with the April 1993 refinancing of the Ridgetree II Apartments located in Dallas, Texas. The Partnership also recognized extraordinary gains on foreclosures of $8,432,686 in connection with the March 1993 foreclosure of the Rancho Mirage Apartments located in Phoenix, Arizona and the May 1993 foreclosure of the Highland Ridge Apartments located in Oklahoma City, Oklahoma. These properties were classified as real estate in substantive foreclosure at December 31, 1992.

1992 Compared to 1991

Increased occupancy and/or rental rates at eight of the Partnership's properties resulted in an increase in rental and service income during 1992 as compared to 1991.

During the first quarter of 1991, the Partnership was required to have restricted cash invested in short-term interest bearing instruments in connection with letters of credit pledged to lenders relating to certain of the Partnership's properties. These restricted investments were released and used to repay Partnership obligations later in 1991. This, as well as lower interest rates earned on short-term investments during 1992, resulted in a decrease in interest income on short-term investments during 1992 as compared to 1991.

The Partnership reached a settlement with the seller of the Ridgetree II Apartments, which was executed in June 1992. Prorations due from the seller pursuant to the terms of the original management and guarantee agreement on this property were previously written off due to uncertain collectibility. Pursuant to the settlement agreement, the parties have released all claims and causes of action against one another, and the Partnership received cash of $157,000 and was relieved of certain other liabilities by the seller. Settlement income of $153,057 was recognized in connection with this transaction. The Partnership and the seller have no further obligations to one another with respect to this property.

The Partnership also reached a settlement with the seller of the Rosehill Pointe Apartment for proration amounts the seller owed the Partnership pursuant to the terms of the original management and guarantee agreement. The joint venture which owns the property received $70,266 in June 1992 and $140,554 in December 1992, pursuant to the terms of the settlement which was executed in May 1992. Settlement income of $120,237 was recognized in connection with this transaction. The Partnership and the seller have no further obligations to one another with respect to this property.

The principal paydown made during November 1991 on a portion of the loan collateralized by the Meadow Creek Apartments, the July 1992 refinancing of the loan collateralized by the Seabrook Apartments, and the November 1991 modification of the loan collateralized by the Butterfield Village Apartments resulted in a decrease in interest expense on purchase price, promissory and mortgage notes payable during 1992 as compared to 1991. In addition, the placement of the Rancho Mirage and Highland Ridge apartment complexes in substantive foreclosure as of September 30, 1992, whereby the Partnership recognizes interest only to the extent paid, also contributed to the decrease in interest expense.

Interest rates incurred on working capital borrowings from the General Partner were lower during 1992 as compared to 1991. This is the primary reason for the decrease in interest expense on short-term loans during 1992 as compared to 1991.

As a result of higher expenditures for utilities, insurance and payroll expenses at the Highland Ridge, Park Colony, Rancho Mirage, Ridgepoint Green and Ridgepoint Way apartment complexes, property operating expenses increased during 1992 as compared to 1991.

The Partnership incurred higher expenditures in 1992 for roof and structural repairs and carpet replacement at the Butterfield Village, Rancho Mirage, Ridgepoint Green and Ridgepoint Way apartment complexes. In addition, the Partnership incurred expenditures for balcony repairs and floor coverings at the Meadow Creek Apartments, and incurred substantial expenditures for painting and cleaning and carpet replacement at the Park Colony Apartments in an effort to lease certain vacant units. As a result, maintenance and repair expenses increased during 1992 as compared to 1991.

Legal fees incurred in connection with the bankruptcy filing for the La Contenta Apartments caused administrative expenses to increase during 1992 as compared to 1991.

Interest expense decreased at the Seabrook Apartments during 1992 due to the July 1992 refinancing of the loan collateralized by the property. As a result, the affiliates' participation in losses from joint ventures decreased during 1992 as compared to 1991.

Liquidity and Capital Resources

The Partnership received funds from investing activities relating to the sale of the Butterfield Village Apartments in April 1993. The Partnership used cash to fund certain of its financing activities which included the repayment of the mortgage note on the Butterfield Village Apartments in connection with the sale, the net repayment of a portion of the borrowings from the General Partner and the payment of principal on the loans collateralized by the Partnership's properties. Proceeds received from the refinancings of the Meadow Creek and Ridgetree II loans were not sufficient to repay the prior loans and related fees, and the Partnership also used its cash reserves to fund the respective shortfalls. In addition, cash was used to fund the Partnership's operating activities. The payment of administrative expenses, interest expense on the General Partner loan and the funding of capital and operating escrows related to the refinancings offset the cash flow generated by the Partnership's properties.

The Partnership is largely dependent on loans from the General Partner and owes approximately $7,776,000 to the General Partner at December 31, 1993 in connection with funds advanced for working capital purposes. These loans are expected to be repaid from available cash flow from future property operations, or from proceeds received from the disposition of the Partnership's real estate investments prior to any distributions to the Limited Partners from these sources.

The General Partner may continue to provide additional short-term loans to the Partnership or to fund working capital needs or property operating deficits, although there is no assurance that such loans will be available. Should such short-term loans not be available, the General Partner will seek alternative third party sources of financing working capital. However, the current economic environment and its impact on the real estate industry make it unlikely that the Partnership would be able to secure financing from third parties to fund working capital needs or operating deficits. Should additional borrowings be needed and not be available either through the General Partner or third parties, the Partnership may be required to dispose of some of its properties to satisfy these obligations.

During 1993, eight of the Partnership's remaining ten properties generated positive cash flow while two generated marginal cash flow deficits. During 1992, five of the Partnership's thirteen properties generated positive cash flow while five generated marginal cash flow deficits and three generated significant cash flow deficits. As discussed above, titles to the Rancho Mirage and Highland Ridge apartment complexes were relinquished to the lenders through foreclosure in March 1993 and May 1993, respectively and the Butterfield Village Apartments were sold in April 1993. The Partnership classifies the cash flow performance of its properties as either positive, a marginal or a significant cash flow deficit, each after consideration of debt service payments unless otherwise indicated. A deficit is considered to be significant if it exceeds $250,000 annually or 20% of the property's rental and service income.

The Park Colony Apartments generated a significant cash flow deficit during 1992, whereas during 1993 the property generated a marginal deficit.
Substantial expenditures were incurred in 1992 to repair vacant units which has resulted in increased occupancy and improved operations. The La Contenta and Meadow Creek apartment complexes, which generated marginal cash flow deficits during 1992, generated positive cash flow during 1993 due to increased occupancy and/or rental rates, as well as decreased operating expenses. The Ridgetree II Apartments, which also generated a marginal cash flow deficit during 1992, generated positive cash flow during 1993 due to the reduced debt service payments required by the refinancing. The Ridgepoint Green and Ridgepoint Way apartment complexes, which generated significant cash flow deficits during 1992, generated positive cash flow during 1993 due to the suspension of debt service payments by the Partnership effective January 1993. Debt service payments were suspended in an effort to negotiate a modification of the loans collateralized by the properties. The lender subsequently placed the loans in default, and in April 1993, the Partnership, through its subsidiaries owning these properties, filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Had the Partnership paid the suspended debt service payments, both properties would have generated marginal cash flow deficits for 1993. While the bankruptcy proceedings continue, the Partnership will remit partial debt service payments to the lender equal to monthly net cash flow from the property. The Partnership and the lender have tenatively agreed on the terms of a modification of the loans and an agreement is expected to be finalized in March 1994. See Item 3. Legal Proceedings for additional information.

Suspension of debt service payments may lead to a renegotiation of terms with lenders which would permit the Partnership to continue to own properties or may lead to foreclosure or other action by lenders which would result in the relinquishment of title to properties in satisfaction of the outstanding mortgage loan balances.

While the cash flow of certain of the Partnership's properties has improved, the General Partner continues to pursue a number of actions aimed at improving the cash flow of the Partnership's properties including refinancing of mortgage loans, improving property operating performance, and seeking rent increases where market conditions allow. Despite improvements during 1993 in the local economies and rental markets where certain of the Partnership's properties are located, the General Partner believes that continued ownership of many of the properties is in the best interests of the Partnership in order to maximize potential returns to Limited Partners. As a result, the Partnership will continue to own these properties for longer than the holding period for the assets originally described in the prospectus.

Each of the Partnership's properties is owned through the use of third-party mortgage loan financing and, therefore, the Partnership is subject to the financial obligations required by such loans. See Note 3 of Notes to Financial Statements for information concerning outstanding balances, maturity dates, interest rates, etc. related to each of these mortgage loans. During 1994, the $7,100,000 mortgage loan collateralized by the Spring Creek Apartments matures. As a result of the downturn experienced by the real estate industry over the last few years, many banks, savings and loans and other lending institutions have tightened mortgage lending criteria and are generally willing to advance less funds with respect to a property than many lenders were willing to advance during the 1980's. As a result, in certain instances it may be difficult for the Partnership to refinance a property in an amount sufficient to retire in full the current mortgage financing with respect to the property. In the event negotiations with the existing lender for a loan modification or with new lenders for a refinancing are unsuccessful, the Partnership may sell the collateral property or other properties to satisfy an obligation or may relinquish title to the collateral property in satisfaction of the outstanding mortgage loan balance.

In July 1991, the Partnership suspended debt service payments on the loan collateralized by the Rancho Mirage Apartments in an effort to negotiate a modification of the loan. Negotiations were unsuccessful, and in March 1993, the Partnership relinquished title to the lender through foreclosure. See Note 13 of Notes to Financial Statements for additional information.

In April 1992, the modification period relating to the mortgage loan collateralized by the Highland Ridge Apartments expired and the loan reverted to its previous terms. While negotiating for a further modification of the loan, the Partnership remitted partial debt service payments to the lender equal to monthly net cash flow from the property. During July 1992, the lender filed foreclosure proceedings and a receiver was appointed in September 1992. Negotiations for a modification were unsuccessful, and in May 1993, the Highland Ridge Apartments was relinquished to the lender through foreclosure. See Note 13 of Notes to Financial Statements for additional information.

In April 1993, the first mortgage loan collateralized by Ridgetree II Apartments was refinanced with new first and second mortgage loans from an unaffiliated lender. Simultaneously, other first mortgage loans collateralized by properties owned by partnerships affiliated with the General Partner were also refinanced. All of these loans had been held directly or indirectly by the Resolution Trust Corporation and have been purchased by Lexington Mortgage Company, an independent third party. While the mortgage loan collateralized by Ridgetree II Apartments was current, many of the other mortgage loans were in default either with respect to monthly debt service requirements or the loan had matured and the properties were unable to repay the balloon payments that were due. The new loans were deposited into a trust, the beneficial interests of which were sold to unaffiliated investors. Lehman Brothers, an affiliate of the General Partner, acted as firm underwriter for the sale of the beneficial interests in the trust and received underwriting compensation from a third party in accordance with market practices. A subordinated portion of the beneficial interests in the trust continues to be owned by Lehman Brothers.

The new loans include, among other things, principal balance or mortgage rate reductions, or maturity extensions, or a combination thereof. The terms of the new loans on Ridgetree II Apartments decreased the interest rate from 11% to 10.05%, extended the maturity date from September 1, 1996 to May 1, 2000, and included a principal reduction which was partially funded by a principal payment by the Partnership and was partially due to forgiveness of debt by the lender or a voluntary contribution from an affiliate of the General Partner. See Note 4 of Notes to Financial Statements for additional information.

In May 1993, the first mortgage loan collateralized by Meadow Creek Apartments was refinanced with a new $5,200,000 first mortgage loan from an unaffiliated lender. The original loan bore interest at 10% and was to mature in September 1993, whereas the new loan bears interest at 8.54% and matures on June 1, 1998. See Note 4 of Notes to Financial Statements for additional information.

In December 1993, the General Partner completed a modification of the loan collateralized by the Park Colony Apartments, whereby the interest rate was reduced from 10.25% to 9.375% and the maturity date was extended from July 1, 1996 to January 1, 1999. See Note 4 of Notes to Financial Statements for additional information.

In April 1993, the Partnership sold the Butterfield Village Apartments located in Tempe, Arizona in an all cash sale for $9,385,000. After payment of the underlying mortgage and selling costs, the Partnership received proceeds of approximately $2,950,000 from the sale. A portion of these proceeds was used to reduce the outstanding short-term borrowings due to the General Partner. See
Note 12 of Notes to Financial Statements for additional information.

The Westwood Village Apartments is located near the Dallas/Ft. Worth Airport. As previously reported, the airport board is pursuing an expansion plan with the Federal Aviation Authority to build two additional runways on airport property. A proposed plan provides for varying levels of compensation to single family homeowners for the expected loss in value to their homes as a result of increased air traffic and heightened noise levels. However, no similar compensation is planned for the majority of apartment complex owners in the area, including the Partnership. In July 1993, the Partnership, certain affiliates of the General Partner which also own affected properties and other unaffiliated property owners jointly filed a lawsuit to obtain equitable compensation. The plaintiffs expect to file a motion for summary judgement with a hearing expected to be held during the first half of 1994.

Although investors have received certain tax benefits, the Partnership has not commenced distributions. Future distributions will depend on improved cash flow from the Partnership's remaining properties and proceeds from future property sales, as to both of which there can be no assurances. In light of the results to date and current market conditions, the General Partner does not anticipate that the investors will recover a substantial portion of their investment.

Inflation has several types of potentially conflicting impacts on real estate investments. Short-term inflation can increase real estate operating costs which may or may not be recovered through increased rents depending on general or local economic conditions. In the long-term, inflation will increase operating costs and replacement costs and may lead to increased rental revenues and real estate values.

Item 8. Financial Statements and Supplementary Data

See Index to Financial Statements and Schedule in this Form 10-K.

The supplemental financial information specified by Item 302 of Regulation S-K is not applicable.

The net effect of the differences between the financial statements and the tax returns is summarized as follows:

                        December 31, 1993           December 31, 1992
                      Financial        Tax      Financial         Tax
                     Statements      Returns    Statements      Returns

Total assets        $ 73,333,165$ 53,841,280  $100,416,387   $72,183,361
Partners' capital
 accounts (deficit):
  General Partner       (962,524)(10,521,827)   (1,061,542)  (11,845,474)
  Limited Partners   (19,589,059)(25,523,423)  (29,391,858)  (43,878,198)
Net income (loss):
  General Partner         99,018   1,323,647       (50,993)   (2,771,031)
  Limited Partners     9,802,799  18,354,775    (5,048,282)   (6,165,022)
  Per Limited Part-
    nership Interest      112.63      210.88        (58.00)       (70.82)


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in or disagreements with accountants on any matter of accounting principles, practices or financial statement disclosure.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

(a) The Registrant does not have a Board of Directors; however, Balcor Partners-84 II, Inc., the General Partner, does have a Board of Directors which consists of Thomas Meador and Allan Wood. The term of office as a director of the General Partner is one year. Directors are elected at the annual meeting of shareholders.

(b, c
 & e) The names, ages and business experiences of the executive officers, directors and significant employees of the General Partner of the Registrant are as follows:

         Name                      Title

         Marvin H. Chudnoff        Chairman
         Thomas E. Meador          President and Chief Operating Officer
         Allan Wood                Executive Vice President, Chief Financial
                                   Officer and Chief Accounting Officer
         Alexander J. Darragh      Senior Vice President
         Robert H. Lutz, Jr.       Senior Vice President
         Michael J. O'Hanlon       Senior Vice President
         Gino A. Barra             First Vice President
         Daniel A. Duhig           First Vice President
         David S. Glasner          First Vice President
         Josette V. Goldberg       First Vice President
         G. Dennis Hartsough       First Vice President
         Lawrence B. Klowden       First Vice President
         Alan G. Lieberman         First Vice President
         Lloyd E. O'Brien          First Vice President
         Brian D. Parker           First Vice President
         John K. Powell, Jr.       First Vice President
         Jeffrey D. Rahn           First Vice President
         Reid A. Reynolds          First Vice President

Marvin H. Chudnoff (April 1941) joined Balcor in March 1990 as Chairman. He has responsibility for all strategic planning and implementation for Balcor, including management of all real estate projects in place and financing and sales for a varied national portfolio valued in excess of $6.5 billion. Mr. Chudnoff also holds the position of Vice Chairman of Edward S. Gordon Company Incorporated, New York, a major national commercial real estate firm, which he joined in 1983. He has also served on the Board of Directors of Skippers, Inc. and Acorn Inc., both publicly held companies, and of Waxman Laboratories of Mt. Sinai Hospital, New York. Mr. Chudnoff has been a guest lecturer at the Association of the New York Bar and at Yale and Columbia Universities.

Thomas E. Meador (July 1947) joined Balcor in July 1979. He is President and Chief Operating Officer and has responsibility for all ongoing day-to-day activities at Balcor. He is a Director of The Balcor Company. Prior to joining Balcor, Mr. Meador was employed at the Harris Trust and Savings Bank in the commercial real estate division where he was involved in various lending activities. Mr. Meador received his M.B.A. degree from the Indiana University Graduate School of Business.

Allan Wood (January 1949) joined Balcor in August 1983 and, as Balcor's Chief Financial Officer and Chief Accounting Officer, is responsible for all financial and administrative functions. He is directly responsible for all accounting, treasury, data processing, legal, risk management, tax and financial reporting activities. He is also a Director of The Balcor Company. Mr. Wood is a Certified Public Accountant. Prior to joining Balcor, he was employed by Price Waterhouse where he was involved in auditing public and private companies.

Alexander J. Darragh (February 1955) joined Balcor in September 1988 and has primary responsibility for the Portfolio Advisory Group. He is responsible for due diligence analysis in support of asset management, institutional advisory and capital markets functions as well as for Balcor Consulting Group, Inc., which provides real estate advisory services to Balcor affiliated entities and third party clients. In addition, Mr. Darragh has supervisory responsibility of Balcor's Investor Services Department. Mr. Darragh received masters' degrees in Urban Geography from Queens's University and in Urban Planning from Northwestern University.

Robert H. Lutz, Jr. (September 1949) joined Balcor in October 1991. He is President of Allegiance Realty Group, Inc., formerly known as Balcor Property Management, Inc. and, as such, has primary responsibility for all its management and operations. He is also a Director of The Balcor Company. From March 1991 until he joined Balcor, Mr. Lutz was Executive Vice President of Cousins Properties Incorporated. From March 1986 until January 1991, he was President and Chief Operating Officer of The Landmarks Group, a real estate development and management firm. Mr. Lutz received his M.B.A. from Georgia State University.

Michael J. O'Hanlon (April 1951) joined Balcor in February 1992 as Senior Vice President in charge of Asset Management, Investment/Portfolio Management, Transaction Management and the Capital Markets Group which includes sales and refinances. From January 1989 until joining Balcor, Mr. O'Hanlon held executive positions at Citicorp in New York and Dallas, including Senior Credit Officer and Regional Director. He holds a B.S. degree in Accounting from Fordham University, and an M.B.A. in Finance from Columbia University. He is a full member of the Urban Land Institute.

Gino A. Barra (December 1954) joined Balcor's Property Sales Group in September 1983. He is First Vice President of Balcor and assists with the supervision of Balcor's Asset Management Group, Transaction Management, Quality Control and Special Projects.

Daniel A. Duhig (October 1956) joined Balcor in November 1986 and is responsible for various asset management matters relating to investments made by Balcor and its affiliated partnerships, including negotiations for modifications or refinancings of real estate mortgage investments and the disposition of real estate investments.

David S. Glasner (December 1955) joined Balcor in September 1986 and has primary responsibility for special projects relating to investments made by Balcor and its affiliated partnerships and risk management functions. Mr. Glasner received his J.D. degree from DePaul University College of Law in June 1984.

Josette V. Goldberg (April 1957) joined Balcor in January 1985 and has primary responsibility for all human resources matters relating to Balcor personnel, including training and development, employment, salary and benefit administration, corporate communications and the development, implementation and interpretation of personnel policy and procedures. Ms. Goldberg also supervises Balcor's payroll operations and Human Resources Information Systems
(HRIS). In addition, she has supervisory responsibility for Balcor's Facilities, Corporate and Field Services and Telecommunications Departments. Ms. Goldberg has been designated as a Senior Human Resources Professional
(SHRP).

G. Dennis Hartsough (October 1942) joined Balcor in July 1991 and is responsible for asset management matters relating to all investments made by Balcor and its affiliated partnerships in office and industrial properties. From July 1989 until joining Balcor, Mr. Hartsough was Senior Vice President of First Office Management (Equity Group) where he directed the firm's property management operations in eastern and central United States. From June 1985 to July 1989, he was Vice President of the Angeles Corp., a real estate management firm, where his primary responsibility was that of overseeing the company's property management operations in eastern and central United States.

Lawrence B. Klowden (March 1952) joined Balcor in November 1981 and is responsible for supervising the administration of the investment portfolios of Balcor and its loan and equity partnerships. Mr. Klowden is a Certified Public Accountant and received his M.B.A. degree from DePaul University's Graduate School of Business.

Alan G. Lieberman (June 1959) joined Balcor in May 1983 and is responsible for the Property Sales and Capital Markets Groups. Mr. Lieberman is a Certified Public Accountant.

Lloyd E. O'Brien (December 1945) joined Balcor in April 1987 and has responsibility for the operations and development of Balcor's Information and Communication systems. Mr. O'Brien received his M.B.A. degree from the University of Chicago in 1984.

Brian D. Parker (June 1951) joined Balcor in March 1986 and is responsible for Balcor's corporate and property accounting, treasury, budget activities and corporate purchasing. Mr. Parker is a Certified Public Accountant and holds an M.S. degree in Accountancy from DePaul University and an M.A. degree in Social Service Administration from the University of Illinois.

John K. Powell, Jr. (June 1950) joined Balcor in September 1985 and is responsible for Balcor Consulting Group, Inc. which provides real estate advisory services to Balcor affiliated entities and third party clients. Mr. Powell received a Master of Planning degree from the University of Virginia.

Jeffrey D. Rahn (June 1954) joined Balcor in February 1983 and has primary responsibility for Balcor's Asset Management Department. He is responsible for the supervision of asset management matters relating to equity and loan investments held by Balcor and its affiliated partnerships. Mr. Rahn received his M.B.A. degree from DePaul University's Graduate School of Business.

Reid A. Reynolds (April 1950) joined Balcor in March 1981 and is involved with the asset management of residential properties for Balcor. Mr. Reynolds is a licensed Real Estate Broker in the State of Illinois.

The directors of Balcor Partners-84 II, Inc. are directors of the General Partners of two additional limited partnerships each with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 or subject to the requirements of Section 15 (b) of that Act; however, they are not directors of any company registered as an investment company under the Investment Company Act of 1940.

(d) There is no family relationship between any of the foregoing officers or directors.

(f) None of the foregoing officers, directors or employees are currently involved in any material legal proceedings nor were any such proceedings terminated during the fourth quarter of 1993.

Item 11. Executive Compensation

The Registrant has not paid and does not propose to pay any compensation, retirement or other termination of employment benefits to any of the five mostly highly compensated executive officers of the General Partner.

Item 12. Security Ownership of Certain Beneficial Owners and Management

(a) No person owns of record or is known by the Registrant to own beneficially more than 5% of the outstanding Limited Partnership Interests of the Registrant.

(b) Balcor Partners-84 II, Inc. and its shareholders and officers own as a group the following Limited Partnership Interests in the Registrant.

                                   Amount
                                Beneficially
         Title of Class            Owned       Percent of Class
         Limited Partnership
           Interests            95 Interests     Less than 1%

Relatives and affiliates of the partners and officers of the General Partner own 10 Interests.

(c) The Registrant is not aware of any arrangements, the operation of which may result in a change of control of the Registrant.

Item 13. Certain Relationships and Related Transactions

(a & b) See Note 2 of Notes to Financial Statements for information relating to the Partnership Agreement and the allocation of distributions and profits and losses.

See Note 11 of Notes to Financial Statements for additional information relating to transactions with affiliates.

(c) No management person is indebted to the Registrant.

(d) The Registrant has no outstanding agreements with any promoters.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)
(1 & 2) See Index to Financial Statements and Schedule in this Form 10-K.

(3) Exhibits:

(3) The Amended and Restated Agreement and Certificate of Limited Partnership is set forth as Exhibit 3 to Amendment No. 2 to Registrant's Registration Statement on Form S-11 dated July 6, 1984 (Registration No. 2-89319), and said Agreement and Certificate is incorporated herein by reference.

(4) Form of Subscription Agreement set forth as Exhibit 4.1 to Amendment No. 2 of the Registrant's Registration Statement on Form S-11 dated May 16, 1984 (Registration No. 2-89319), and Form of Confirmation regarding Interests in the Registrant set forth as Exhibit 4.2 to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1992 (Commission File No. 0-13334) are incorporated herein by reference.

(b) Reports on Form 8-K:

No reports were filed on Form 8-K during the quarter ended December 31, 1993.

(c) Exhibits: See Item 14(a)(3) above.

(d) Financial Statement Schedules: See Index to Financial Statements and Schedules in this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         BALCOR REALTY INVESTORS 84-SERIES II,
                         A REAL ESTATE LIMITED PARTNERSHIP


                         By:  /s/ Allan Wood
                              Allan Wood
                              Executive Vice President, Chief
                              Accounting and Financial Officer
                              and Director (Principal Accounting
                              and Financial Officer) of Balcor
                              Partners-84 II, Inc., the General
                              Partner

Date:  March 18, 1994

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                      Title                       Date

                         President, Chief Executive Officer
                         (Principal Executive Officer) and
                         Director of Balcor Partners-84 II,
 /s/ Thomas E. Meador    Inc., the General Partner           March 18,1994
  Thomas E. Meador

                         Executive Vice President, and Chief
                         Accounting and Financial Officer
                         and Director (Principal Accounting
                         and Financial Officer) of Balcor
                         Partners-84 II, Inc., the General
 /s/ Allan Wood          Partner                             March 18, 1994
     Allan Wood

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE



Report of Independent Accountants

Financial Statements:

Balance Sheets, December 31, 1993 and 1992

Statements of Partners' Capital, for the years ended December 31, 1993, 1992 and 1991

Statements of Income and Expenses, for the years ended December 31, 1993, 1992 and 1991

Statements of Cash Flows, for the years ended December 31, 1993, 1992 and 1991

Notes to Financial Statements

Financial Statement Schedule:

    XI - Real Estate and Accumulated Depreciation, as of December 31, 1993


Schedules, other than that listed, are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of
Balcor Realty Investors 84-Series II
A Real Estate Limited Partnership:

We have audited the financial statements and the financial statement schedule of Balcor Realty Investors 84-Series II, A Real Estate Limited Partnership (A Maryland Limited Partnership) as listed in the index of this Form 10-K. These financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Balcor Realty Investors 84-Series II, A Real Estate Limited Partnership at December 31, 1993 and 1992, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                 /s/Coopers & Lybrand
                                   COOPERS & LYBRAND


Chicago, Illinois
March 14, 1994

                     BALCOR REALTY INVESTORS 84-SERIES II,
                      A REAL ESTATE LIMITED PARTNERSHIP
                      (A Maryland Limited Partnership)

                              BALANCE SHEETS
                        December 31, 1993 and 1992



                                  ASSETS


                                                    1993          1992
                                               ------------- -------------
Cash and cash equivalents                      $  1,160,704  $    223,828
Escrow deposits                                   1,149,671       788,948
Accounts and accrued interest receivable             65,276       230,720
Deferred expenses, net of accumulated
  amortization of $1,084,192 in 1993 and
  $1,108,141 in 1992                              1,064,613     1,091,294
                                               ------------- -------------
                                                  3,440,264     2,334,790
                                               ------------- -------------
Investment in real estate, at cost:
  Land                                           15,412,784    16,496,523
  Buildings and improvements                     86,867,741    94,111,222
                                               ------------- -------------
                                                102,280,525   110,607,745
  Less accumulated depreciation                  32,387,624    32,387,868
                                               ------------- -------------
                                                 69,892,901    78,219,877
  Investment in real estate in substantive
    foreclosure, net of accumulated
    depreciation of $8,478,201 in 1992                         19,861,720
                                               ------------- -------------
Investment in real estate, net of accumulated
  depreciation                                   69,892,901    98,081,597
                                               ------------- -------------
                                               $ 73,333,165  $100,416,387
                                               ============= =============

                      LIABILITIES AND PARTNERS' CAPITAL


Loans payable - affiliate                      $  7,775,723  $  8,118,490
Accounts payable                                    115,493       301,037
Due to affiliates                                   268,432       168,846
Accrued liabilities, principally interest
  and real estate taxes                           2,274,720     2,648,600
Security deposits                                   372,855       504,183
Purchase price, promissory and mortgage
  notes payable                                  84,130,907   120,086,011
                                               ------------- -------------
    Total liabilities                            94,938,130   131,827,167


Affiliates' participation in joint ventures      (1,053,382)     (957,380)

Partners' capital (87,037 Limited Partnership
  Interests issued and outstanding)             (20,551,583)  (30,453,400)
                                               ------------- -------------
                                               $ 73,333,165  $100,416,387
                                               ============= =============

The accompanying notes are an integral part of the financial statements.

                     BALCOR REALTY INVESTORS 84-SERIES II,
                      A REAL ESTATE LIMITED PARTNERSHIP
                      (A Maryland Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL
              for the years ended December 31, 1993, 1992 and 1991



                                            Partners' Capital Accounts
                                 -----------------------------------------
                                                  General       Limited
                                     Total        Partner     Partners(A)
                                 ------------- ------------- -------------

Balance at December 31, 1990     $(19,691,572) $   (953,923) $(18,737,649)

Net loss for the year
  ended December 31, 1991          (5,662,553)      (56,626)   (5,605,927)
                                 ------------- ------------- -------------
Balance at December 31, 1991      (25,354,125)   (1,010,549)  (24,343,576)

Net loss for the year
  ended December 31, 1992          (5,099,275)      (50,993)   (5,048,282)
                                 ------------- ------------- -------------
Balance at December 31, 1992      (30,453,400)   (1,061,542)  (29,391,858)

Net income for the year
  ended December 31, 1993           9,901,817        99,018     9,802,799
                                 ------------- ------------- -------------
Balance at December 31, 1993     $(20,551,583) $   (962,524) $(19,589,059)
                                 ============= ============= =============

(A)  Includes a $95,000 investment by the General Partner.

The accompanying notes are an integral part of the financial statements.

                     BALCOR REALTY INVESTORS 84-SERIES II,
                      A REAL ESTATE LIMITED PARTNERSHIP
                      (A Maryland Limited Partnership)

                     STATEMENTS OF INCOME AND EXPENSES
            for the years ended December 31, 1993, 1992 and 1991



                                      1993          1992          1991
                                 ------------- ------------- -------------
Income:
  Rental and service             $ 17,953,526  $ 21,494,257  $ 21,092,058
  Interest on short-term
    investments                        31,346       161,231       192,197
  Settlement income                                 273,294
                                 ------------- ------------- -------------
    Total income                   17,984,872    21,928,782    21,284,255
                                 ------------- ------------- -------------
Expenses:
  Interest on purchase price,
    promissory and mortgage
    notes payable                   8,287,777    10,864,977    11,895,679
  Interest on short-term loans        290,389       281,481       395,535
  Depreciation                      2,712,857     3,573,761     3,568,791
  Amortization of deferred
    expenses                          441,513       271,755       271,977
  Property operating                4,729,076     6,092,794     5,435,882
  Maintenance and repairs           1,838,831     2,613,933     2,136,103
  Real estate taxes                 1,553,880     1,708,931     1,739,666
  Property management fees            893,859     1,047,321     1,049,470
  Administrative                      679,625       653,998       584,826
                                 ------------- ------------- -------------
    Total expenses                 21,427,807    27,108,951    27,077,929
                                 ------------- ------------- -------------
Loss before gain on sale of
  property, participations in
  joint ventures and
  extraordinary items              (3,442,935)   (5,180,169)   (5,793,674)
Gain on sale of property            3,606,825
Affiliates' participation in
  losses from joint ventures           70,965        80,894       131,121
                                 ------------- ------------- -------------
Income (loss) before
  extraordinary items                 234,855    (5,099,275)   (5,662,553)
                                 ------------- ------------- -------------
Extraordinary items:
  Gain on forgiveness of debt       1,234,276
  Gains on foreclosure of
    properties                      8,432,686
                                 -------------
    Total extraordinary items       9,666,962
                                 ------------- ------------- -------------
Net income (loss)                $  9,901,817  $ (5,099,275) $ (5,662,553)
                                 ============= ============= =============
Income (loss) before
  extraordinary items allocated
  to General Partner             $      2,349  $    (50,993) $    (56,626)
                                 ============= ============= =============
Income (loss) before
  extraordinary items allocated
  to Limited Partners            $    232,506  $ (5,048,282) $ (5,605,927)
                                 ============= ============= =============
Income (loss) before
  extraordinary items per
  Limited Partnership Interest
  (87,037 issued and
  outstanding)                   $       2.68  $     (58.00) $     (64.41)
                                 ============= ============= =============
Extraordinary items allocated
  to General Partner             $     96,669          None          None
                                 ============= ============= =============
Extraordinary items allocated
  to Limited Partners            $  9,570,293          None          None
                                 ============= ============= =============
Extraordinary items per Limited
  Partnership Interest (87,037
  issued and outstanding)        $     109.95          None          None
                                 ============= ============= =============
Net income (loss) allocated to
  General Partner                $     99,018  $    (50,993) $    (56,626)
                                 ============= ============= =============
Net income (loss) allocated to
  Limited Partners               $  9,802,799  $ (5,048,282) $ (5,605,927)
                                 ============= ============= =============
Net income (loss) per Limited
  Partnership Interest (87,037
  issued and outstanding)        $     112.63  $     (58.00) $     (64.41)
                                 ============= ============= =============

The accompanying notes are an integral part of the financial statements.

                     BALCOR REALTY INVESTORS 84-SERIES II,
                      A REAL ESTATE LIMITED PARTNERSHIP
                      (A Maryland Limited Partnership)

                          STATEMENTS OF CASH FLOWS
            for the years ended December 31, 1993, 1992 and 1991


                                      1993          1992          1991
                                 ------------- ------------- -------------
Operating activities:

  Net income (loss)              $  9,901,817  $ (5,099,275) $ (5,662,553)
  Adjustments to reconcile net
    income (loss) to net cash
    used in operating activities:
      Gain on forgiveness of debt  (1,234,276)
      Gain on foreclosure of
        properties                 (8,432,686)
      Gain on sale of property     (3,606,825)
      Affiliates' participation
        in losses from joint
        ventures                      (70,965)      (80,894)     (131,121)
      Depreciation of properties    2,712,857     3,573,761     3,568,791
      Amortization of deferred
        expenses                      441,513       271,755       271,977
      Deferred interest expense                     689,421       870,315
      Net change in:
        Escrow deposits              (360,723)        1,166      (288,964)
        Accounts and accrued
          interest receivable         165,444        81,663       (44,847)
        Accounts payable             (185,544)     (467,175)      554,829
        Due to affiliates              99,586        15,662         8,837
        Accrued liabilities           341,199      (218,889)      492,315
        Security deposits            (102,146)      (17,016)      (22,972)
                                 ------------- ------------- -------------
  Net cash used in operating
    activities                       (330,749)   (1,249,821)     (383,393)
                                 ------------- ------------- -------------
Investing activities:

  Redemption of restricted
    investments                                                 2,803,250
  Additions to properties                                        (105,150)
  Reduction of property basis
    due to seller deficit funding                                 100,000
  Proceeds from sale of property    9,385,000
  Costs incurred in connection
    with sale of real estate         (164,056)
                                 -------------               -------------
  Net cash provided by investing
    activities                      9,220,944                   2,798,100
                                 -------------               -------------
Financing activities:

  Capital contributions by joint
    venture partners - affiliates                   114,741         9,452
  Distributions to joint venture
    partners - affiliates             (25,037)      (82,416)      (63,213)
  Proceeds from loans payable -
    affiliate                       1,086,469     2,383,975     1,285,186
  Repayment of loans payable -
    affiliate                      (1,429,236)                 (1,031,036)
  Proceeds from issuance of
    mortgage notes payable         13,236,340
  Principal payments on purchase
    price, promissory and
    mortgage notes payable           (614,974)   (1,311,635)   (2,532,368)
  Repayments of mortgage notes
    payable                       (19,792,049)
  Payment of deferred expenses       (414,832)      (58,585)      (68,828)
                                 -------------  ------------  ------------
  Net cash (used) in or provided
    by financing activities        (7,953,319)    1,046,080    (2,400,807)
                                 -------------  ------------  ------------
Net change in cash and cash
  equivalents                         936,876      (203,741)       13,900
Cash and cash equivalents at
  beginning of year                   223,828       427,569       413,669
                                 ------------- ------------- -------------
Cash and cash equivalents at
  end of year                    $  1,160,704  $    223,828  $    427,569
                                 ============= ============= =============

The accompanying notes are an integral part of the financial statements.

                     BALCOR REALTY INVESTORS 84-SERIES II,
                       A REAL ESTATE LIMITED PARTNERSHIP
                        (A Maryland Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

 1. Accounting Policies:

(a) Depreciation expense is computed using the straight-line and accelerated methods. Rates used in the determination of depreciation are based upon the following estimated useful lives:

                                                     Years
               Buildings, building appurtenances
                 and land improvements                30
               Furniture and fixtures                  5

Maintenance and repairs are charged to expense when incurred. Expenditures for improvements are charged to the related asset account.

Interest incurred while properties were under construction was capitalized.

(b) Deferred expenses consist of loan refinancing and modification fees which are amortized over the terms of the respective loan agreements.

(c) Cash equivalents include all highly liquid investments with a maturity of three months or less when purchased.

(d) The Partnership is not liable for Federal income taxes and each partner recognizes his proportionate share of the Partnership income or loss in his tax return; therefore, no provision for income taxes is made in the financial statements of the Partnership.

(e) Properties are classified in substantive foreclosure when the lender has taken actions that result in the Partnership relinquishing control of the operations of the property, and/or the General Partner anticipates the property may be lost through foreclosure. Once a property has been classified in substantive foreclosure, expenses which are not general obligations of the Partnership, but rather are liabilities collateralized by an interest in the property (such as mortgage interest expense and real estate taxes), are recorded only to the extent such items are paid. The Partnership classified the Rancho Mirage and Highland Ridge apartment complexes in substantive foreclosure as of September 30, 1992. These properties were subsequently lost through foreclosure in March and May 1993, respectively.

 2. Partnership Agreement:

The Partnership was organized in February 1983. The Partnership Agreement provides for Balcor Partners-84 II, Inc. to be the General Partner and for the admission of Limited Partners through the sale of up to 110,000 Limited Partnership Interests at $1,000 per Interest, 87,037 of which were sold on or prior to September 28, 1984, the termination date of the offering.

The Partnership Agreement provides that the General Partner will be allocated 1% of the profits and losses and the Limited Partners will be allocated 99% of the profits and losses. One hundred percent of Net Cash Receipts available for distribution shall be distributed to the holders of Interests in proportion to their participating percentages as of the record date for such distributions. However, there shall be accrued for the benefit of the General Partner as its distributive share from operations, an amount equivalent to approximately 1% of the total Net Cash Receipts being distributed, which will be paid only out of Net Cash Proceeds. Under certain circumstances, the General Partner may participate in the Net Cash Proceeds of the sale or refinancing of Partnership properties. The General Partner's participation is limited to 15% of Net Cash Proceeds, including its share of accrued Net Cash Receipts, and is subordinated to the return of Original Capital plus any deficiency in a Cumulative Distribution of 6% on Adjusted Original Capital to the holders of Interests, as defined in the Partnership Agreement.

 3.  Purchase Price, Promissory and Mortgage Notes Payable:

Purchase price, promissory and mortgage notes payable at December 31,1993 and 1992 consisted of the following:

                          Carrying      Carrying     Interest
                           Amount        Amount       Rate on    Periodic   Estimated      Due
  Property Pledged       of Notes at   of Notes at   Permanent   Payment     Balloon     Dateof
    as Collateral         12/31/93      12/31/92       Loan       Terms      Payment     Balloon
Butterfield Village
 Apts. (A)                           $  6,293,109
Highland Ridge Apts.(B)                15,091,585
La Contenta Apts.
  (cost $7,787,142)(C)$ 7,194,869(D)    7,250,006      9.50%   $ 62,634(E) $6,933,000(F)  1996
Meadow Creek Apts.(G)
  (cost $7,057,688)     5,182,477(D)    5,196,375      8.54%     40,131(E)  4,972,000(F)  1998
Park Colony Apts.
  (cost $11,750,056)(H) 9,975,000(D)    9,961,623     9.375%     78,125(I)  9,753,000(F)  1999
Rancho Mirage Apts. (J)                12,553,715
Ridgepoint Green Apts.
  (cost $9,022,835)     8,579,085       8,579,085     10.75%(K)  76,854(K)  8,579,000(F)  1997
Ridgepoint Way Apts.
  (cost $10,235,345)    9,352,022       9,352,022     10.75%(K)  83,779(K)  9,352,000(F)  1997
Ridgetree Apts.
 (Phase II)
  (cost $11,364,690)(L) 7,914,857       9,482,925     10.05%     68,673(E)  7,370,000(F)  2000
                                                      10.05%      1,331(M)     159,000    2000
Rosehill Pointe Apts.
  (cost $20,033,970)   16,344,906(D)   16,524,380     7.875%    117,886(E) 13,619,000(F)  1998
                                                       9.75%(N)  10,920(M)  1,344,000     1995
Seabrook Apts.
  (cost $6,986,278)     5,081,898       5,200,000      7.50%(O)  32,821(O)  5,082,000(F)  1997
Spring Creek Apts.
  (cost $8,603,078)     7,091,610       7,091,610      9.25%     54,729(M)  7,092,000(F)  1994
Westwood Village Apts.
  (cost $9,439,442)     7,414,183(D)    7,509,576     6.498%     50,638(E)  6,470,000(F)  1998
                     ____________    ____________      9.75%(N)   1,300(M)    160,000     1995

    Total            $ 84,130,907    $120,086,011
                     ============    ============

                                       See notes (A) through (O).


(A) In April 1993, the Partnership sold this property in an all cash sale. See
Note 12 of Notes to Financial Statements for additional information.

(B) Title to this property was relinquished to the lender through foreclosure in May 1993. See Note 13 of Notes to Financial Statements for additional information.

(C) This loan was modified during August 1992. See Note 4 of Notes to Financial Statements for additional information.

(D) The difference between the balloon payments on the previously outstanding interim financing and the assumed balance on the permanent loans is payable in accordance with a non-interest bearing promissory note payable in various years beginning in the year 2000. These amounts on an individual basis do not exceed $109,000, and are reflected in the "Carrying Amount of Notes at December 31, 1993 and 1992."

(E) Represents monthly principal and interest payments through the due date of the balloon payment.

(F) This balloon payment will require the sale or refinancing of the property.

(G) This loan was refinanced during May 1993. See Note 4 of Notes to Financial Statements for additional information.

(H) This loan was modified during December 1993. See Note 4 of Notes to Financial Statements for additional information.

(I) Represents monthly interest-only payments through January 1, 1996. Thereafter, monthly principal and interest payments of $84,294 are payable through the due date of the balloon payment.

(J) Title to this property was relinquished to the lender through foreclosure in March 1993. See Note 13 of Notes to Financial Statements for additional information.

(K) Monthly interest-only payments are due through the maturity date. Effective February 1, 1993, debt service payments on this loan were suspended and the lender placed the loan in default in February 1993. In April 1993, the Partnership, through its subsidiaries owning this property, filed for protection under Chapter 11 of the U.S. Bankruptcy Code. While the bankruptcy proceedings continue, the Partnership will remit partial debt service payments to the lender equal to net cash flow from the property. The Partnership and the lender have engaged in discussions in order to reach an agreement on a modification of this loan. A resolution has not been reached as of December 31, 1993.

(L) This loan was refinanced during April 1993. See Note 4 of Notes to Financial Statements for additional information.

(M) Represents monthly interest-only payments through the due date of the balloon payment.

(N) The second mortgage loans on these properties were modified in April 1990. The Partnership did not pay or accrue interest through December 31, 1992, retroactive to August 1, 1988 on the Rosehill Pointe loan and to December 1, 1988 on the Westwood Village loan, and has made interest-only payments at the original contract rate of 9.75% on both loans beginning February 1, 1993 through the extended maturity date of January 1, 1995.

(O) This loan originally matured on May 1, 1992. In July 1992, the loan was refinanced and a partial principal paydown of $750,000 was made. The interest rate is adjusted monthly and the rate disclosed is as of December 31, 1993. See
Note 4 of Notes to Financial Statements for additional information.


Five-year maturities of the purchase price, promissory and notes payable are approximately as follows:

                         1994    $ 7,657,000
                         1995      2,107,000
                         1996      7,631,000
                         1997     23,704,000
                         1998     25,496,000

During 1993, 1992 and 1991, the Partnership incurred interest expense on purchase price, promissory and mortgage notes payable of $8,287,777, 10,864,977, and $11,895,679 and paid interest expense of $7,888,588,
$10,255,657 and $10,643,001, respectively.

 4. Loan Modifications and Refinancings:

(a) In December 1993, the General Partner completed a modification of the loan collateralized by the Park Colony Apartments, whereby the interest rate was reduced from 10.25% to 9.375%. The Partnership will make monthly interest-only payments through January 1, 1996. Thereafter, monthly principal and interest payments are payable through the extended maturity date of January 1, 1999. The Partnership paid loan modification fees totaling $142,329 which are being amortized over the term of the loan.

(b) In May 1993, the Partnership completed the refinancing of the loan collateralized by the Meadow Creek Apartments. The refinancing resulted in the Partnership obtaining a new first mortgage loan from an unaffiliated lender in the amount of $5,200,000. The loan bears interest at 8.54% per annum and monthly principal and interest payments of $40,131 will be payable through maturity, June 1, 1998. The Partnership used the proceeds from the new mortgage loan to repay the prior loan in the amount of $5,178,672. The Partnership paid refinancing costs of $133,946 which are being amortized over the term of the loan.

(c) In April 1993, the first mortgage loan collateralized by the Ridgetree II Apartments was refinanced. The original loan, which had an outstanding balance of $9,578,078, including accrued interest of $95,153, was repaid for a price of $8,343,802 which represents a discount to the Partnership of $1,234,276. The Partnership used proceeds from the new loans of $7,943,500 and made a principal payment of $400,302 to repay the loan. Lehman Brothers, an affiliate of the General Partner, acted as firm underwriter for the sale of the Securities representing ownership of the new loans, and earned underwriting compensation from a third party in accordance with market practices. The new loans from an unaffiliated lender consist of a first mortgage loan of $7,784,630 and a second mortgage loan of $158,870, bear interest at 10.05%, require monthly payments of principal and interest totaling $70,004 and mature on May 1, 2000. The Partnership funded capital and operating reserves of $190,000 and paid related closing costs of $138,557 which are being amortized over the term of the loan.

(d) The mortgage loan collateralized by the La Contenta Apartments matured October 1, 1991 and the lender agreed not to take action against the Partnership while an extension of terms was negotiated. In January 1992, the Partnership, through a subsidiary, filed for protection under Chapter 11 of the U.S. Bankruptcy Code. During August 1992, the General Partner completed a modification with the lender, whereby the Partnership will make monthly payments of principal and interest at a rate of 9.5% through the extended maturity date of October 1, 1996. As a result of the agreement with the lender, the Chapter 11 proceedings were dismissed. The Partnership paid loan modification fees of $34,769 which are being amortized over the term of the loan.

(e) During July 1992, the General Partner completed the refinancing of the loan collateralized by the Seabrook Apartments. The original loan, in the amount of $5,950,000, which was originally financed by a bond issuance, matured on May 1, 1992. This loan was replaced with a conventional loan from the same lender in the amount of $5,200,000 after a partial paydown of $750,000 was made. The replacement loan bears interest at a floating rate equal to the greater of the lender's prime rate plus 1% or the three-month certificate of deposit rate plus 2% through June 1994, at which time it will increase by .5% annually until maturity, August 15, 1997. Semi-annual payments will be made from a portion of the property's excess cash flow, which will be applied against the outstanding principal balance. The Partnership paid loan refinancing fees totaling $23,816 which are being amortized over the term of the loan.

(f) In April 1990, the Partnership completed a modification of the loan collateralized by the Butterfield Village Apartments, whereby the lender granted a nine month extension with a new maturity date of January 18, 1991. The monthly payments were interest-only at an interest rate equal to the preceeding month's three month Treasury Bill rate plus 3%. The Partnership paid a fee of approximately $84,000 relating to this extension during January 1991. During February 1991, the Partnership was granted a second nine month extension by the lender of this loan with a new maturity date of October 1991. Monthly payments continued to include interest equal to the preceeding month's three month Treasury Bill rate plus 3%, but also included principal based on a twenty year amortization period. The Partnership paid a monthly extension fee of approximately $9,300 relating to this second extension, which was included in interest expense. During November 1991, the lender granted a third extension with a new maturity date of October 31, 1994. The Partnership paid a fee of approximately $66,000 relating to this extension together with a principal payment of $100,000. Under the terms of this extension, the Partnership was to pay principal and interest through maturity equal to the prime rate plus 1% with a minimum rate of 8% and a maximum rate of 13%.

 5. Management Agreements:

As of December 31, 1993, all of the properties owned by the Partnership are under management agreements with Allegiance Realty Group, Inc. (formerly Balcor Property Management, Inc.), an affiliate of the General Partner. These management agreements provide for annual fees of 5% of gross operating receipts.

 6. Seller's Participation in Joint Venture:

Meadow Creek Apartments located in Pineville, North Carolina is owned by a joint venture between the Partnership and the seller. Consequently, the seller retains an interest in the property through an interest in the joint venture. All assets, liabilities, income and expenses of the joint venture are included in the financial statements of the Partnership with the appropriate deduction from income, if any, for the seller's participation in the joint venture.

 7. Affiliates' Participation in Joint Ventures:

Rosehill Pointe Apartments is owned by a joint venture between the Partnership and an affiliated partnership. Profits and losses are allocated 61.62% to the Partnership and 38.38% to the affiliate. In addition, Seabrook Apartments is owned by a joint venture between the Partnership and two affiliates of the Partnership. Profits and losses are allocated 83.72% to the Partnership and 16.28% to the affiliates. All assets, liabilities, income and expenses of the joint ventures are included in the financial statements of the Partnership with appropriate adjustment of profit or loss for the affiliate's participation in the joint venture.

 8. Settlement Income:

(a) In May 1992, the Partnership reached a settlement with the seller of the Rosehill Pointe Apartment for proration amounts the seller owed the Partnership pursuant to the terms of the original management and guarantee agreement. The joint venture which owns the property received $70,266 in June 1992 and $140,554 in December 1992, pursuant to the terms of the settlement. Settlement income of $120,237 was recognized in connection with this transaction. The Partnership and the seller have no further obligations to one another with respect to this property.

(b) In June 1992, the Partnership reached a settlement with the seller of the Ridgetree II Apartments. Under the terms of the settlement, the Partnership received cash of $157,000, and was relieved of certain other liabilities by the seller. In addition, the Partnership and seller have released all claims and causes of action against one another. Settlement income of $153,057 was recognized in connection with this transaction. The Partnership and the seller have no further obligations to one another with respect to this property.

 9. Tax Accounting:

The Partnership keeps its books in accordance with the Internal Revenue Code, rules and regulations promulgated thereunder and existing interpretations thereof. The accompanying financial statements, which are prepared in compliance with generally accepted accounting principles, will differ from the tax returns due to the different treatment of various items as specified in the Internal Revenue Code. The net effect of these accounting differences is that the net income for 1993 in the financial statements is $9,776,605 less than the tax income of the Partnership for the same period.

 10. Rentals Under Operating Leases:

Minimum rentals under operating leases with lease terms of one year or less expected to be received in 1994 from the following apartment complexes based on December 31, 1993 rental and occupancy rates, are approximately as follows:

                                    Occupancy      Minimum
           Property                   Rate         Rentals

     La Contenta Apartments            97%      $ 1,418,000
     Meadow Creek Apartments           92%        1,345,000
     Park Colony Apartments            97%        2,111,000
     Ridgepoint Green Apartments       96%        1,610,000
     Ridgepoint Way Apartments         93%        1,706,000
     Ridgetree Apartments (Phase II)   92%        1,828,000
     Rosehill Pointe Apartments        96%        2,995,000
     Seabrook Apartments               98%        1,252,000
     Spring Creek Apartments           96%        1,646,000
     Westwood Village Apartments       95%        1,697,000
                                                -----------
                                                $17,608,000
                                                ===========

The Partnership is subject to the usual business risks regarding the collection of the above-mentioned rentals.

 11. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates are:

                     Year Ended          Year Ended          Year Ended
                      12/31/93            12/31/92            12/31/91
                   Paid     Payable    Paid      Payable    Paid     Payable
Property manage-
  ment fees       $866,889  $104,097   $976,555  $77,127 $1,053,345   $81,226
Reimbursement of
  expenses to
  General Partner
  at cost:
    Accounting      64,215     5,310     65,890    4,813     54,315    13,467
    Data processing 36,471     6,722     41,631    3,428     50,283     3,666
    Investment
       processing   10,056       831      1,711      125        755       187
    Investor com-
      munications    8,223       680     10,182      744      7,141     1,770
    Legal           16,178     1,338     20,582    1,504     17,439     4,324
    Portfolio
       management   73,612     8,332     53,175   12,888     50,053    12,409
    Other           15,075     1,246     19,106    1,396     10,033     2,487



As of December 31, 1992, the General Partner had advanced $8,118,490 to the Partnership to provide working capital and meet other Partnership obligations. During 1993, the Partnership borrowed $1,086,469 from the General Partner for additional working capital and repaid $1,429,236 of the loan from a portion of the funds received in connection with the sale of the Butterfield Village Apartments. As of December 31, 1993, $7,775,723 is outstanding to the General Partner.

During 1993, 1992 and 1991, the Partnership incurred interest expense of $290,389, $281,481 and $395,535, respectively, in connection with these loans. As of December 31, 1993, interest of $139,876 is payable. Interest expense subsequent to June 30, 1991, was computed at the American Express Company cost of funds rate plus a spread to cover administrative costs. As of December 31, 1993, this rate was 3.93%. This rate is similar to the Shearson Lehman Brothers Holdings Inc. cost of funds rate used to compute interest expense to these loans through June 30, 1991.

As of January 1, 1992, the Partnership had outstanding letters of credit in the amount of $508,917 which were guaranteed by an affiliate of the General Partner. These letters of credit were required by the lending institutions of the mortgage loans collateralized by the Highland Ridge, Seabrook and Ridgetree II apartment complexes. During 1992, the lender released a $116,667 letter of credit relating to the Highland Ridge Apartments and the lender on the Seabrook Apartments drew upon the $92,250 letter of credit relating to this loan. During 1993, the $300,000 guarantee relating to the Ridgetree II Apartments was released.

The General Partner may continue to provide additional short-term loans to the Partnership or to fund working capital needs or property operating deficits, although there is no assurance that such loans will be available. Should such short-term loans not be available, the General Partner will seek alternative third party sources of financing working capital. However, the current economic environment and its impact on the real estate industry make it unlikely that the Partnership would be able to secure financing from third parties to fund working capital needs or operating deficits. Should additional borrowings be needed and not be available either through the General Partner or third parties, the Partnership may be required to dispose of some of its properties to satisfy these obligations.

 12. Property Sale:

In April 1993, the Partnership sold the Butterfield Village Apartments located in Tempe, Arizona in an all cash sale for $9,385,000. From the proceeds of the sale, the Partnership paid $6,269,575 in full satisfaction of the first mortgage loan collateralized by the property, $140,775 to an unaffiliated party as a brokerage commission and $23,281 in closing costs. The Partnership received the remaining proceeds of $2,951,369. Neither the General Partner nor its affiliates received a commission in connection with the sale. The basis of the property sold was $5,614,119 (net of accumulated depreciation of $2,713,101). The Partnership recognized a gain on this sale of $3,606,825 in the second quarter financial statements.

 13. Extraordinary Items:

(a) In April 1993, the Partnership paid $8,343,802 to the lender of the first mortgage loan collateralized by the Ridgetree II Apartments to fully satisfy the Partnership's indebtedness. This transaction produced an extraordinary gain of $1,234,276 on the forgiveness of debt.

(b) In March 1993, title to the Rancho Mirage Apartments located in Phoenix, Arizona was relinquished to the lender through foreclosure. The Partnership suspended debt service payments on the mortgage loan collateralized by the property on July 1, 1991 in an effort to negotiate a modification of the loan. In October 1991, the loan was placed in default, and in December 1991, a receiver was appointed. This property was classified as real estate in substantive foreclosure at December 31, 1992. During the first quarter of 1993, the Partnership was released of the obligations through foreclosure and wrote off the mortgage balance of $12,553,714, plus accrued and unpaid interest expense, and real estate taxes of $583,561, security deposits of $29,182 and the property basis of $9,206,393 (net of accumulated depreciation of $4,021,036), resulting in an extraordinary gain on foreclosure of $3,960,064.

(c) In April 1992, the modification period relating to the mortgage loan collateralized by the Highland Ridge Apartments located in Oklahoma City, Oklahoma expired and the loan reverted to its previous terms. While negotiating for a further modification of the loan, the Partnership remitted partial debt service payments to the lender equal to monthly net cash flow from the property. During July 1992, the lender filed foreclosure proceedings and subsequently a receiver was appointed. In May 1993, the property was relinquished to the lender through foreclosure. This property was classified as real estate in substantive foreclosure at December 31, 1992. During the second quarter of 1993, the Partnership was released of the obligations through foreclosure and wrote-off the mortgage balance of $15,091,584, plus accrued and unpaid real estate taxes of $36,365, and the property basis of $10,655,327 (net of accumulated depreciation of $4,457,165), resulting in an extraordinary gain on foreclosure of $4,472,622.

                                  BALCOR REALTY INVESTORS 84-SERIES II
                                    A REAL ESTATE LIMITED PARTNERSHIP
                                    (A Maryland Limited Partnership)

                         SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                         as of December 31, 1993
        Col. A                 Col. B          Col. C                         Col. D
                                            Initial Cost                CostAdjustments
                                           to Partnership           SubsequenttoAcquisition

                                                   Buildings              Carrying
                               Encum-               and Im-    Improve-     Costs       Reduction
     Description               brances    Land    provements     ments       (a)        ofBasis
La Contenta Apts., 274-
  units in Tempe, AZ             (d)  $1,300,000   $5,875,000      None    $612,142         None

Meadow Creek Apts., 250-
  units in Pineville, NC         (d)     550,000    6,150,000      None     905,804    $(548,116)(f)

Park Colony Apts.,
  352-units in
  Gwinnett County, GA            (d)   1,450,000    9,000,000   $44,720   1,255,336         None

Ridgepoint Green Apts.,
  284-units in
  Dallas, TX                     (d)   2,295,000    6,705,000    28,853     961,998     (968,016)(f)

Ridgepoint Way Apts.,
  310-units in  Dallas, TX       (d)   2,515,000    7,268,000    31,577   1,421,133   (1,000,364)(f)

Ridgetree Apts.
  (Phase II), 354-units
  in Dallas, TX                  (d)   1,432,000    8,643,000      None   1,289,690         None

Rosehill Pointe Apts.,
  498-units in
  Lenaxa, KS                     (d)   2,350,000   15,948,000      None   1,799,487      (63,517)(f)

Seabrook Apts.,
  200-units in
  Orange County, FL              (d)     757,000    5,465,000      None     764,278         None

Spring Creek Apts., 288-
  units in Columbus, OH          (d)   1,400,000    7,005,000      None   1,054,199     (856,121)(f)

Westwood Apts., 320-
  units in Irving, TX            (d)   2,265,000    6,914,000      None   1,261,442   (1,001,000)(g)
                                     -----------  -----------  -------- -----------  -----------
    Total                            $16,314,000  $78,973,000  $105,150 $11,325,509  $(4,437,134)
                                     ===========  ===========  ======== ===========  ===========

                                       See Notes (a) through (g).

                                  BALCOR REALTY INVESTORS 84-SERIES II
                                    A REAL ESTATE LIMITED PARTNERSHIP
                                    (A Maryland Limited Partnership)

                         SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                         as of December 31, 1993
                                               (Continued)
       Col. A                          Col. E                 Col. F      Col. G   Col. H     Col. I
                               Gross Amounts at Which                                        Life Upon
                             Carried at Close of Period                                    Which Depre-
                                                                                            ciation in
                                     Buildings               Accumulated   Date     Date   Latest Income
                                      and Im-       Total     Deprecia-   of Con-   Acq-     Statement
    Description             Land    provements     (b)(c)      tion(c)   struction  uired   is Computed
La Contenta Apts., 274-
  units in Tempe, AZ    $1,301,240   $6,485,902   $7,787,142  $2,603,156    1984    7/83        (e)

Meadow Creek Apts., 250-
  units in Pineville, NC   509,743    6,547,945    7,057,688   2,375,102    1985    1/84        (e)

Park Colony Apts.,
  352-units in
  Gwinnett County, GA    1,451,544   10,298,512   11,750,056   3,924,916    1984    5/83        (e)

Ridgepoint Green Apts.,
  284-units in
  Dallas, TX             2,066,367    6,956,468    9,022,835   2,676,008    1984    3/83        (e)

Ridgepoint Way Apts.,
  310-units in
  Dallas, TX             2,270,028    7,965,318   10,235,346   2,986,801    1984    3/83        (e)

Ridgetree Apts.
  (Phase II) 354-units
  in Dallas, TX          1,432,426    9,932,264   11,364,690   3,717,219    1984    2/83        (e)

Rosehill Pointe Apts.,
  498-units in
  Lenexa, KS             2,343,930   17,690,040   20,033,970   6,108,028    1985    11/84       (f)

Seabrook Apts.,
  200-units in
  Orange County, FL        773,470    6,212,808    6,986,278   2,214,294    1985    12/83       (e)

Spring Creek Apts., 288-
  units in Columbus, OH  1,262,965    7,340,113    8,603,078   2,758,481    1985    2/84        (e)

Westwood Apts., 320-
  units in Irving, TX    2,001,071    7,438,371    9,439,442   3,023,619    1984    3/83        (e)
                       -----------  ----------- ------------ -----------
    Total              $15,412,784  $86,867,741 $102,280,525 $32,387,624
                       ===========  =========== ============ ===========

                                       See Notes (a) through (g).

                     BALCOR REALTY INVESTORS 84-SERIES II,
                       A REAL ESTATE LIMITED PARTNERSHIP
                        (A Maryland Limited Partnership)

                              NOTES TO SCHEDULE XI

(a) Consists of legal fees, appraisal fees, title costs, other related professional fees and capitalized construction-period interest.

(b) The aggregate cost of land for Federal income tax purposes is $16,253,870 and the aggregate cost of buildings and improvements for Federal income tax purposes is $78,834,377. The total of the above-mentioned is $95,088,247.

(c)                      Reconciliation of Real Estate

                                       1993             1992          1991

     Balance at beginning of year  $138,947,666 $138,947,666 $138,942,516

     Additions during the year:
       Improvements                                               105,150

     Reductions during the year:
       Foreclosure of properties    (28,339,921)
       Cost of real estate sold      (8,327,220)
       Seller deficit funding
         adjustment                                              (100,000)
                                   ------------ ------------ ------------
       Balance at end of year      $102,280,525 $138,947,666 $138,947,666
                                   ============ ============ ============

                   Reconciliation of Accumulated Depreciation

                                       1993            1992           1991

     Balance at beginning of year   $40,866,069 $ 37,292,308 $ 33,723,517
     Depreciation expense for the
       year                           2,712,857    3,573,761    3,568,791
     Foreclosure of properties       (8,478,201)
     Accumulated depreciation of
        real estate sold             (2,713,101)
                                   ------------ ------------ ------------
     Balance at end of year        $ 32,387,624 $ 40,866,069 $ 37,292,308
                                   ============ ============ ============

(d) See description of Purchase Price, Promissory and Mortgage Notes Payable in
Note 3 of Notes to Financial Statements.

(e) Depreciation expense is computed based upon the following estimated useful lives:
                                                     Years
               Buildings, building appurtenances
                 and land improvements                30
               Furniture and fixtures                  5

(f) Guaranteed income earned on properties under the terms of certain management and guarantee agreements is recorded by the Partnership as a reduction of the basis of the property to which the guaranteed income relates.

(g) A reduction of basis was made to write down the property to its December 31, 1988 mortgage liability balance (net of an outstanding letter of credit of $500,000).