Form 10-Q
period 1994-03-31
BALCOR REALTY INVESTORS 84 SERIES II
filed 1994-05-13
CIK 740582

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)

 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 1994

                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from ____________ to ____________

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

                                 BALANCE SHEETS
                      March 31, 1994 and December 31, 1993
                                  (Unaudited)


                                    ASSETS

                                                    1994          1993
                                               ------------- -------------
Cash and cash equivalents                      $    349,569  $  1,160,704
Escrow deposits                                     764,347     1,149,671
Accounts and accrued interest receivable            398,949        65,276
Deferred expenses, net of accumulated
  amortization of $601,948 in 1994
  and $1,084,192 in 1993                            639,302     1,064,613
                                               ------------- -------------
                                                  2,152,167     3,440,264
                                               ------------- -------------
Investment in real estate, at cost:
  Land                                           15,412,784    15,412,784
  Buildings and improvements                     86,867,741    86,867,741
                                               ------------- -------------
                                                102,280,525   102,280,525
  Less accumulated depreciation                  33,048,768    32,387,624
                                               ------------- -------------
Investment in real estate, net of
  accumulated depreciation                       69,231,757    69,892,901
                                               ------------- -------------
                                               $ 71,383,924  $ 73,333,165
                                               ============= =============


                      LIABILITIES AND PARTNERS' CAPITAL


Loans payable - affiliate                      $  7,459,778  $  7,775,723
Accounts payable                                    286,866       115,493
Due to affiliates                                   252,714       268,432
Accrued liabilities, principally interest,
  debt restructuring expense and real
  estate taxes                                    2,257,604     2,274,720
Security deposits                                   368,366       372,855
Purchase price, promissory and mortgage
  notes payable                                  83,995,883    84,130,907
                                               ------------- -------------
    Total liabilities                            94,621,211    94,938,130


Affiliates' participation in joint ventures      (1,066,240)   (1,053,382)

Partners' capital (87,037 Limited Partnership
  Interests issued and outstanding)             (22,171,047)  (20,551,583)
                                               ------------- -------------
                                               $ 71,383,924  $ 73,333,165
                                               ============= =============

  The accompanying notes are an integral part of the financial statements.

                      BALCOR REALTY INVESTORS 84-SERIES II,
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Maryland Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                 for the quarters ended March 31, 1994 and 1993
                                 (Unaudited)


                                                    1994          1993
                                               ------------- -------------
Income:
  Rental and service                           $  4,452,115  $  4,762,873
  Interest on short-term investments                  6,645         5,507
                                               ------------- -------------
    Total income                                  4,458,760     4,768,380
                                               ------------- -------------
Expenses:
  Interest on purchase price, promissory
     and mortgage notes payable                   1,618,431     2,251,822
  Interest on short-term loans                       76,413        69,681
  Depreciation                                      661,144       714,251
  Amortization of deferred expenses                 425,311        68,766
  Property operating                              1,735,596     1,662,104
  Real estate taxes                                 447,100       457,753
  Property management fees                          221,992       230,311
  Administrative                                    175,765       175,508
  Debt restructuring expense                        714,441
                                               ------------- -------------
    Total expenses                                6,076,193     5,630,196
                                               ------------- -------------
Loss before participation in joint ventures
  and extraordinary item                         (1,617,433)     (861,816)
Affiliates' participation in (income) losses
  from joint ventures                                (2,031)       13,572
                                               ------------- -------------
Loss before extraordinary item                   (1,619,464)     (848,244)

Extraordinary item:
  Gain on foreclosure of property                               3,960,064
                                               ------------- -------------
Net (loss) income                              $ (1,619,464) $  3,111,820
                                               ============= =============
Loss before extraordinary item
  allocated to General Partner                 $    (16,195) $     (8,482)
                                               ============= =============
Loss before extraordinary item
  allocated to Limited Partners                $ (1,603,269) $   (839,762)
                                               ============= =============
Loss before extraordinary item
  per Limited Partnership Interest
  (87,037 issued and outstanding)              $     (18.42) $      (9.65)
                                               ============= =============
Extraordinary item allocated to General Partner        None  $     39,601
                                               ============= =============
Extraordinary item allocated to Limited
  Partners                                             None  $  3,920,463
                                               ============= =============
Extraordinary item per Limited Partnership
  Interest (87,037 issued and outstanding)             None  $      45.04
                                               ============= =============
Net (loss) income allocated to General Partner $    (16,195) $     31,118
                                               ============= =============
Net (loss) income allocated to Limited Partners$ (1,603,269) $  3,080,702
                                               ============= =============
Net (loss) income per Limited Partnership
  Interest (87,037 issued and outstanding)     $     (18.42) $      35.40
                                               ============= =============

  The accompanying notes are an integral part of the financial statements.

                      BALCOR REALTY INVESTORS 84-SERIES II,
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Maryland Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                for the quarters ended March 31, 1994 and 1993
                                 (Unaudited)


                                                    1994          1993
                                               ------------- -------------
Operating activities:

  Net (loss) income                            $ (1,619,464) $  3,111,820
  Adjustments to reconcile net (loss) income
    to net cash used in operating activities:
      Gain on foreclosure of property                          (3,960,064)
      Affiliates' participation in income
        (losses) from joint ventures                  2,031       (13,572)
      Debt restructuring expense                    714,441
      Depreciation of properties                    661,144       714,251
      Amortization of deferred expenses             425,311        68,766
      Net change in:
        Escrow deposits                             385,324      (104,217)
        Accounts and accrued interest
          receivable                               (333,673)       92,899
        Accounts payable                            171,373      (104,755)
        Due to affiliates                           (15,718)      (26,491)
        Accrued liabilities                        (731,557)      204,863
        Security deposits                            (4,489)      (29,419)
                                               ------------- -------------

  Net cash used in operating activities            (345,277)      (45,919)
                                               ------------- -------------
Financing activities:

  Distributions to joint venture
    partners - affiliate                            (14,889)
  Proceeds from loans payable - affiliate                         333,197
  Repayment of loans payable - affiliate           (315,945)
  Principal payments on purchase price,
    promissory and mortgage notes payable          (135,024)     (228,851)
                                               ------------- -------------
  Net cash used in or provided by
    financing activities                           (465,858)      104,346
                                               ------------- -------------

Net change in cash and cash equivalents            (811,135)       58,427
Cash and cash equivalents at beginning
  of year                                         1,160,704       223,828
                                               ------------- -------------
Cash and cash equivalents at end of period     $    349,569  $    282,255
                                               ============= =============

  The accompanying notes are an integral part of the financial statements.

                     BALCOR REALTY INVESTORS 84-SERIES II,
                       A REAL ESTATE LIMITED PARTNERSHIP
                        (A Maryland Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the quarter ended March 31, 1994, and all such adjustments are of a normal and recurring nature.

2. Interest Expense:

During the quarters ended March 31, 1994 and 1993, the Partnership incurred interest expense on purchase price, promissory and mortgage notes payable of $1,618,431 and $2,251,822 and paid interest expense of $1,940,354 and $2,098,284, respectively.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the quarter ended March 31, 1994 were:


                                         Paid     Payable

    Property management fees        $   212,633  $113,456
    Reimbursement of expenses to
      the General Partner - at cost:
        Accounting                        2,359    30,224
        Data processing                    None    24,818
        Investor processing                 369     3,873
        Investor communication              302     3,747
        Legal                               594     9,490
        Portfolio management              5,383    33,381
        Other                               554     6,491

Through December 31, 1993, the General Partner had advanced $7,775,723 to the Partnership to provide working capital and meet other Partnership obligations. During 1994, the Partnership used cash reserves of $315,945 to repay a portion of its borrowings. As of March 31, 1994, the total of these outstanding borrowings was $7,459,778. During the quarters ended March 31, 1994 and 1993, the Partnership incurred interest expense in connection with these loans of $76,413 and $69,681, respectively. The Partnership paid interest expense of $189,055 and $113,196 during the quarters ended March 31, 1994 and 1993, respectively. As of March 31, 1994, interest of $27,234 was payable on these advances. Interest was computed at the American Express Company cost of funds rate plus a spread to cover administrative expenses. As of March 31, 1994, this rate was 4.09%.

4. Debt Restructuring:

Amended plans of reorganization related to the loans collateralized by the Ridgepoint Green and Ridgepoint Way apartment complexes were confirmed by the Bankruptcy Court in March 1994 and made effective in April 1994. In accordance with the plans, the lender's secured claims for the two loans are equal to the outstanding principal balances of the loans, the unpaid interest due through the effective date of the plans and all legal and all other professional fees incurred by the lender during the bankruptcy proceedings. The total of these amounts were $9,188,493 and $9,964,058 for Ridgepoint Green and Ridgepoint Way, respectively, at March 31, 1994. The outstanding principal amount of the loans will bear interest at 8% per annum payable in monthly interest only installments through the new maturity date of October 1, 1995. The Partnership is also obligated to remit to the lender all monthly excess cash flow from the properties to be applied to unpaid amounts due under each of the loans.

Under the plans, the Partnership has until maturity to sell the properties, on an all cash basis, to an unaffiliated party at a purchase price which will yield net cash proceeds combined for the properties of no less than $16,038,000. The lender will accept this amount as payment in full of both of its loans, which includes a discount to the current outstanding balance of the loans, plus 50% of net cash proceeds in excess of $16,038,000 up to net cash proceeds of $17,038,000 and 25% of net cash proceeds thereafter. If a qualified sale does not occur, the lender has the right to obtain title to the properties.

The General Partner has guaranteed payment of $2,000,000 of each of the loans in the event of specified defaults under the loans. A default under either loan is a default under the other loan. Both loans must be repaid before the Partnership will be permitted to make any distributions to the General Partner or Limited Partners.

                     BALCOR REALTY INVESTORS 84-SERIES II,
                       A REAL ESTATE LIMITED PARTNERSHIP
                        (A Maryland Limited Partnership)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

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

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1993 for a more complete understanding of the Partnership's financial position.

Operations

Summary of Operations

As a result of approved plans of reorganization related to the loans collateralized by the Ridgepoint Green and Ridgepoint Way apartment complexes, the Partnership recognized debt restructuring expense and increased amortization expense during the quarter ended March 31, 1994. This was the primary reason for the increase in the loss before extraordinary items during the quarter ended March 31, 1994 as compared to the same period in 1993. The Partnership recognized net income for the quarter ended March 31, 1993 as a result of the extraordinary gain recognized in connection with the foreclosure of the Rancho Mirage Apartments in March 1993. Further discussion of the Partnership's operations is summarized below.

1994 Compared to 1993

The Partnership sold the Butterfield Village Apartments in April 1993. As a result, the Partnership experienced decreases in rental and service income, interest expense on purchase price, promissory and mortgage notes payable, depreciation, property operating expense, real estate taxes and property management fees during the quarter ended March 31, 1994 as compared to the same period in 1993. Increased occupancy and/or rental rates at six of the Partnership's remaining properties during the quarter ended March 31, 1994 partially offset the above decrease in rental and service income, and consequently, property management fees.

The loans collateralized by the Ridgepoint Green and Ridgepoint Way apartment complexes were modified and became effective in April 1994. The Partnership had previously recognized level yield adjustments relating to the interest paid under the prior terms of these loans. In connection with the modifications, the Partnership wrote-off these liabilities, of approximately $290,000, which contributed to the decrease in interest expense on purchase price, promissory and mortgage notes payable discussed above. The Partnership also fully amortized the remaining loan modification fees related to the 1989 modifications of these loans, which resulted in increased amortization expense during the quarter ended March 31, 1994 as compared to the same period in 1993. In addition, in accordance with the terms of the plans, the Partnership is obligated to pay for all legal and all other professional fees incurred by the lender during the bankruptcy proceedings from the future cash flow of the properties. These costs were recognized as debt restructuring expense during the quarter ended March 31, 1994.

During April, May and December 1993, the loans collateralized by the Ridgetree II, Meadow Creek and Park Colony apartment complexes were refinanced or modified. In addition, in accordance with the loan agreements, the interest rates on the loans collateralized by the Rosehill Pointe and Westwood Village apartment complexes were adjusted to lower rates during July and October 1993, respectively. These events contributed to the decreases in interest expense on purchase price, promissory and mortgage notes payable discussed above.

During 1994, the Partnership incurred higher maintenance and repair expense at the Ridgepoint Green, Ridgepoint Way and Rosehill Pointe apartment complexes. The Partnership had deferred non-critical costs during 1993 at the Ridgepoint Green and Ridgepoint Way apartment complexes due to the bankruptcy filings. This offset the decrease in property operating expenses discussed above.

During 1994, higher real estate taxes were incurred at the Ridgetree II Apartments as a result of an increased assessment. This additional expense partially offset the reduction in real estate tax expense due to the property disposition discussed above and due to a refund of 1993 real estate taxes received at the Park Colony Apartments during 1994.

During the first quarter of 1994, Rosehill Pointe Apartments experienced a decrease in interest expense, as discussed above, which was partially offset by an increase in maintenance and repair expense. This resulted in affiliates' participation in income from joint ventures during the quarter ended March 31, 1994 as compared to affiliates' participation in losses during the same period in 1993.

During the quarter ended March 31, 1993, the Partnership recognized an extraordinary gain on foreclosure of $3,960,064 in connection with the March 1993 foreclosure of the Rancho Mirage Apartments located in Phoenix, Arizona.

Liquidity and Capital Resources

The Partnership used cash to fund its operating activities. The cash flow generated by the Partnership's properties was offset by the payment of administrative expenses, interest expense on the General Partner loan and expenses relating to damage caused by a hailstorm at the Ridgepoint Green and Ridgepoint Way apartment complexes. The Partnership expects to be reimbursed by its insurance company for the costs of this damage less the amount of the deductible portion of the claim. The Partnership also used cash to fund its financing activities which consisted primarily of the repayment of a portion of the borrowings from the General Partner and the payment of principal on the loans collateralized by the Partnership's properties.

The Partnership is largely dependent on loans from the General Partner and owes approximately $7,460,000 to the General Partner at March 31, 1994 in connection with funds advanced for working capital purposes. These loans are expected to be repaid from available cash flow from future property operations, or from proceeds received from the disposition of the Partnership's real estate investments prior to any distributions to the Limited Partners from these sources.

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

During the first quarter of 1994, seven of the Partnership's ten remaining properties generated positive cash flow, one generated a marginal cash flow deficit and two generated significant cash flow deficits. During the first quarter of 1993, eight of the Partnership's eleven remaining properties at March 31, 1993 generated positive cash flow while three generated marginal cash flow deficits. As discussed above, the Butterfield Village Apartments was sold in April 1993. The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit or a significant deficit, each after consideration of debt service payments unless otherwise indicated. A deficit is considered to be significant if it exceeds $250,000 annually or 20% of the property's rental and service income.

The Park Colony and Westwood Village apartment complexes generated marginal cash flow deficits during the first quarter of 1993, whereas during the same period in 1994, the properties generated positive cash flow due to reduced debt service payments. The loan collateralized by the Park Colony Apartments was modified in 1993 and the interest rate on the loan collateralized by the Westwood Village Apartments was adjusted to a lower rate during 1993 in accordance with the loan agreement. The Ridgepoint Green and Ridgepoint Way apartment complexes, which generated significant cash flow deficits during the quarter ended March 31, 1994, generated positive cash flow during the same period in 1993 due to the suspension of debt service payments by the Partnership effective January 1, 1993. Had the Partnership paid the suspended debt service payments, both properties would have generated significant cash flow deficits for the quarter ended March 31, 1993. While the bankruptcy proceedings continued, the Partnership remitted partial debt service payments to the lender equal to monthly net cash flow from the property.

The loans collateralized by the Ridgepoint Green and Ridgepoint Way apartment complexes were modified and made effective in April 1994. Pursuant to the modifications, the outstanding principal amount of the loans will bear interest at 8% per annum payable in monthly interest-only installments through the new maturity date of October 1, 1995. The Partnership is also obligated to remit to the lender all monthly excess cash flow from the properties to be applied to unpaid amounts due under the loans. See Note 4 of Notes to Financial Statements and Item 1. Legal Proceedings for additional information.

While the cash flow of certain of the Partnership's properties has improved, the General Partner continues to pursue a number of actions aimed at improving the cash flow of the Partnership's properties including refinancing of mortgage loans, improving property operating performance, and seeking rent increases where market conditions allow. Despite improvements during 1993 and the first quarter of 1994 in the local economies and rental markets where certain of the Partnership's properties are located, the General Partner believes that continued ownership of many of the properties is in the best interests of the Partnership in order to maximize potential returns to Limited Partners. As a result, the Partnership will continue to own these properties for longer than the holding period for the assets originally described in the prospectus.

Each of the Partnership's properties is owned through the use of third-party mortgage loan financing and, therefore, the Partnership is subject to the financial obligations required by such loans. During 1994 and 1995, $7,100,000 and $17,900,000, respectively, of mortgage loans collateralized by the Spring Creek, Ridgepoint Green and Ridgepoint Way apartment complexes mature. As a result of the downturn experienced by the real estate industry over the last few years, many banks, savings and loans and other lending institutions have tightened mortgage lending criteria and are generally willing to advance less funds with respect to a property than many lenders were willing to advance during the 1980's. As a result, in certain instances it may be difficult for the Partnership to refinance a property in an amount sufficient to retire in full the current mortgage financing with respect to the property. In the event negotiations with the existing lender for a loan modification or with new lenders for a refinancing are unsuccessful, the Partnership may sell the collateral property or other properties to satisfy an obligation or may relinquish title to the collateral property in satisfaction of the outstanding mortgage loan balance.

Westwood Village Apartments is located near the Dallas/Ft. Worth Airport. A proposed expansion plan provides for the construction of two additional runways on airport property. A proposed plan provides for varying levels of compensations to single family homeowners for the expected loss in value of their homes as a result of increased air traffic and heightened noise levels. However, no similar compensation is planned for the majority of apartment complex owners in the area, including the Partnership. In July 1993, the Partnership and other affected multi-family property owners filed a lawsuit to obtain equitable compensation. The airport board and the plaintiffs each filed a motion for summary judgement in March and April 1994, respectively. Court-ordered mediation between the parties held in April 1994 has not resulted in a resolution of the matter to date. It is expected that the court will rule on the motions during 1994.

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

                     BALCOR REALTY INVESTORS 84-SERIES II,
                       A REAL ESTATE LIMITED PARTNERSHIP
                        (A Maryland Limited Partnership)

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

Ridgepoint Green Apartments and Ridgepoint Way Apartments

In April 1993, the subsidiaries of the Partnership which own the Ridgepoint Green and Ridgepoint Way apartment complexes commenced proceedings under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court, Northern District of Texas, In re Ridgepoint Green Investors, Case No.: 393-32455-RCM-11, and In re Ridgepoint Way Investors, Case No.: 393-32456-RCM-11, after unsuccessful negotiations with the holder of the first mortgage loans collateralized by the properties, The Travelers Insurance Company ("Travelers"), for loan modifications. As a result of continued negotiations, the Partnership and Travelers agreed on loan modifications which were incorporated into amended plans of reorganization confirmed by the Bankruptcy Court in March 1994 and made effective as of April 2, 1994. Pursuant to the plans, Travelers' secured claim for each loan is equal to the outstanding principal balance of the loan, the unpaid interest due through April 2, 1994 and all legal and all other professional fees incurred by Travelers during the bankruptcy proceedings. The outstanding principal amount of the loans will bear interest at 8% per annum payable in monthly interest-only installments through October 1, 1995 ("Maturity"). The Partnership is also obligated to remit to Travelers all monthly excess cash flow from the properties to be applied to unpaid amounts due under the loans. In addition, the Partnership is obligated to pay the cost of specified improvements to the properties from its own funds, and not from cash flow from the properties.

Under the plans, the Partnership has until Maturity to sell the properties, on an all cash basis, to an unaffiliated party at a purchase price which will yield net cash proceeds combined for the properties of no less than $16,038,000 after payment of closing costs and prorations ("Qualified Sale"). Upon a Qualified Sale, Travelers will accept as payment in full of both of its loans $16,038,000, which includes a discount to the current outstanding balance of the loans, plus 50% of net cash proceeds in excess of $16,038,000 up to net cash proceeds of $17,038,000 and 25% of net cash proceeds thereafter. If a Qualified Sale does not occur on or prior to Maturity, Travelers has the right to obtain title to the properties.

The General Partner has guaranteed payment of $2,000,000 of each of the loans in the event of specified defaults under the loans. A default under either loan is a default under the other loan. Both loans must be repaid before the Partnership will be permitted to make any distributions to the General Partner or Limited Partners. Pursuant to the plans, the Partnership paid a total of $60,443 to holders of unsecured claims relating to the properties.

An affiliate of the General Partner will continue to manage the properties and will receive a fee of 4% of gross receipts from the properties, subject to certain potential increases. The Partnership has listed the properties for sale with a non-affiliated broker in order to locate a purchaser.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:

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

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended March 31, 1994.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            BALCOR REALTY INVESTORS 84-SERIES II,
                            A REAL ESTATE LIMITED PARTNERSHIP


                            By: /s/ Thomas E. Meador
                                Thomas E. Meador
                                President and Chief Executive Officer
                                (Principal Executive Officer) of Balcor
                                Partners-84 II, Inc., the General Partner


                            By: /s/ Allan Wood
                                Allan Wood
                                Executive Vice President, and Chief Accounting and Financial Officer (Principal Accounting and Financial Officer) of Balcor Partners-84 II, Inc., the General Partner


Date: May 13, 1994