Form 10-Q
period 1994-06-30
BALCOR REALTY INVESTORS 84 SERIES II
filed 1994-08-12
CIK 740582

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - -----
      EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1994
                               --------------
                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - -----
      EXCHANGE ACT OF 1934.

For the transition period from              to
                               ------------    ------------


Commission file number 0-13334
                       -------


                   BALCOR REALTY INVESTORS 84-SERIES II
                     A REAL ESTATE LIMITED PARTNERSHIP
          -------------------------------------------------------
          (Exact name of registrant as specified in its charter)


          Maryland                                       36-3223939
- - -------------------------------                     -------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)


Balcor Plaza
4849 Golf Road, Skokie, Illinois                        60077-9894
- - ----------------------------------------            -------------------
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code (708) 677-2900
                                                   --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No
    -----     -----

                      BALCOR REALTY INVESTORS 84-SERIES II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Maryland Limited Partnership)

                               BALANCE SHEETS
                    June 30, 1994 and December 31, 1993
                                 (Unaudited)

                                   ASSETS

                                                   1994           1993
                                              -------------  -------------
Cash and cash equivalents                     $    446,933   $  1,160,704
Escrow deposits                                  1,123,676      1,149,671
Accounts and accrued interest receivable           375,978         65,276
Deferred expenses, net of accumulated
  amortization of $585,495 in 1994
  and $1,084,192 in 1993                           597,591      1,064,613
                                              -------------  -------------
                                                 2,544,178      3,440,264
                                              -------------  -------------
Investment in real estate, at cost:
  Land                                          15,412,784     15,412,784
  Buildings and improvements                    86,867,741     86,867,741
                                              -------------  -------------
                                               102,280,525    102,280,525
  Less accumulated depreciation                 33,709,915     32,387,624
                                              -------------  -------------
Investment in real estate, net of
  accumulated depreciation                      68,570,610     69,892,901
                                              -------------  -------------
                                              $ 71,114,788   $ 73,333,165
                                              =============  =============



                      LIABILITIES AND PARTNERS' CAPITAL



Loans payable - affiliate                     $  8,131,234   $  7,775,723
Accounts payable                                    39,439        115,493
Due to affiliates                                  270,904        268,432
Accrued liabilities, principally interest,
  debt restructuring expense and real
  estate taxes                                   2,505,958      2,274,720
Security deposits                                  371,156        372,855
Purchase price, promissory and mortgage
  notes payable                                 83,858,151     84,130,907
                                              -------------  -------------
    Total liabilities                           95,176,842     94,938,130


Affiliates' participation in joint ventures     (1,104,703)    (1,053,382)

Partners' capital (87,037 Limited Partnership
  Interests issued and outstanding)            (22,957,351)   (20,551,583)
                                              -------------  -------------
                                              $ 71,114,788   $ 73,333,165
                                              =============  =============

  The accompanying notes are an integral part of the financial statements.

                      BALCOR REALTY INVESTORS 84-SERIES II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Maryland Limited Partnership)

                      STATEMENTS OF INCOME AND EXPENSES
                for the six months ended June 30, 1994 and 1993
                                 (Unaudited)

                                                   1994           1993
                                              -------------  -------------
Income:
  Rental and service                          $  8,989,708   $  9,327,601
  Interest on short-term investments                15,579         12,829
                                              -------------  -------------
    Total income                                 9,005,287      9,340,430
                                              -------------  -------------

Expenses:
  Interest on purchase price, promissory
    and mortgage notes payable                   3,412,066      4,413,018
  Interest on short-term loans                     168,692        130,765
  Depreciation                                   1,322,291      1,390,569
  Amortization of deferred expenses                467,022        277,607
  Property operating                             3,589,032      3,237,427
  Real estate taxes                                883,646        849,817
  Property management fees                         446,952        451,214
  Administrative                                   385,287        393,311
  Debt restructuring expense                       736,036
                                              -------------  -------------
    Total expenses                              11,411,024     11,143,728
                                              -------------  -------------
Loss before gain on sale of property,
  participations in joint ventures and
  extraordinary items                           (2,405,737)    (1,803,298)
Gain on sale of property                                        3,606,825
Affiliates' participation in (income)
  losses from joint ventures                           (31)        43,237
                                              -------------  -------------
(Loss) income before extraordinary items        (2,405,768)     1,846,764
                                              -------------  -------------
Extraordinary items:
  Gain on forgiveness of debt                                   1,234,276
  Gain on foreclosure of properties                             8,432,686
                                                             -------------
Total extraordinary items                                       9,666,962
                                              -------------  -------------
Net (loss) income                             $ (2,405,768)  $ 11,513,726
                                              =============  =============
(Loss) income before extraordinary items
  allocated to General Partner                $    (24,058)  $     18,468
                                              =============  =============
(Loss) income before extraordinary items
  allocated to Limited Partners               $ (2,381,710)  $  1,828,296
                                              =============  =============
(Loss) income before extraordinary items
  per Limited Partnership Interest (87,037
  issued and outstanding)                     $     (27.36)  $      21.01
                                              =============  =============
Extraordinary items allocated to General
  Partner                                             None   $     96,669
                                              =============  =============
Extraordinary items allocated to Limited
  Partners                                            None   $  9,570,293
                                              =============  =============
Extraordinary items per Limited Partnership
  Interest (87,037 issued and outstanding)            None   $     109.95
                                              =============  =============
Net (loss) income allocated to General
  Partner                                     $    (24,058)  $    115,137
                                              =============  =============
Net (loss) income allocated to Limited
  Partners                                    $ (2,381,710)  $ 11,398,589
                                              =============  =============
Net (loss) income per Limited Partnership
  Interest (87,037 issued and outstanding)    $     (27.36)  $     130.96
                                              =============  =============

  The accompanying notes are an integral part of the financial statements.

                      BALCOR REALTY INVESTORS 84-SERIES II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Maryland Limited Partnership)

                      STATEMENTS OF INCOME AND EXPENSES
                for the quarters ended June 30, 1994 and 1993
                                 (Unaudited)

                                                   1994           1993
                                              -------------  -------------
Income:
  Rental and service                          $  4,537,593   $  4,564,728
  Interest on short-term investments                 8,934          7,322
                                              -------------  -------------
    Total income                                 4,546,527      4,572,050
                                              -------------  -------------

Expenses:
  Interest on purchase price, promissory
    and mortgage notes payable                   1,793,635      2,161,196
  Interest on short-term loans                      92,279         61,084
  Depreciation                                     661,147        676,318
  Amortization of deferred expenses                 41,711        208,841
  Property operating                             1,853,436      1,575,323
  Real estate taxes                                436,546        392,064
  Property management fees                         224,960        220,903
  Administrative                                   209,522        217,803
  Debt restructuring expense                        21,595
                                              -------------  -------------
    Total expenses                               5,334,831      5,513,532
                                              -------------  -------------

Loss before gain on sale of property,
  participations in joint ventures and
  extraordinary items                             (788,304)      (941,482)

Gain on sale of property                                        3,606,825
Affiliates' participation in losses
  from joint ventures                                2,000         29,665
                                              -------------  -------------
(Loss) income before extraordinary items          (786,304)     2,695,008
                                              -------------  -------------
Extraordinary items:
  Gain on forgiveness of debt                                   1,234,276
  Gain on foreclosures of properties                            4,472,622
                                                             -------------
Total extraordinary items                                       5,706,898
                                              -------------  -------------
Net (loss) income                             $   (786,304)  $  8,401,906
                                              =============  =============
(Loss) income before extraordinary items
  allocated to General Partner                $     (7,863)  $     26,950
                                              =============  =============
(Loss) income before extraordinary items
  allocated to Limited Partners               $   (778,441)  $  2,668,058
                                              =============  =============
(Loss) income before extraordinary items
  per Limited Partnership Interest (87,037
  issued and outstanding)                     $      (8.94)  $      30.65
                                              =============  =============
Extraordinary items allocated to General
  Partner                                             None   $     57,069
                                              =============  =============
Extraordinary items allocated to Limited
  Partners                                            None   $  5,649,829
                                              =============  =============
Extraordinary items per Limited Partnership
  Interest (87,037 issued and outstanding)            None   $      64.92
                                              =============  =============
Net (loss) income allocated to General
  Partner                                     $     (7,863)  $     84,019
                                              =============  =============
Net (loss) income allocated to Limited
  Partners                                    $   (778,441)  $  8,317,887
                                              =============  =============
Net (loss) income per Limited Partnership
  Interest (87,037 issued and outstanding)    $      (8.94)  $      95.57
                                              =============  =============

  The accompanying notes are an integral part of the financial statements.

                      BALCOR REALTY INVESTORS 84-SERIES II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Maryland Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                for the six months ended June 30, 1994 and 1993
                                  (Unaudited)

                                                   1994           1993
                                              -------------  -------------
Operating activities:

  Net (loss) income                           $ (2,405,768)  $ 11,513,726
  Adjustments to reconcile net (loss) income
    to net cash used in operating activities:
      Gain on forgiveness of debt                              (1,234,276)
      Gain on foreclosure of properties                        (8,432,686)
      Recognized gain on sale of property                      (3,606,825)
      Affiliates' participation in income
        (losses) from joint ventures                    31        (43,237)
      Debt restructuring expense                   736,036
      Depreciation of properties                 1,322,291      1,390,569
      Amortization of deferred expenses            467,022        277,607
      Net change in:
        Escrow deposits                             25,995       (324,800)
        Accounts and accrued interest
          receivable                              (310,702)      (252,608)
        Accounts payable                           (76,054)       (71,654)
        Due to affiliates                            2,472        (34,524)
        Accrued liabilities                       (504,798)        (1,149)
        Security deposits                           (1,699)       (83,148)
                                              -------------  -------------
  Net cash used in operating activities           (745,174)      (903,005)
                                              -------------  -------------

Investing activities:
  Proceeds from sale of property                                9,385,000
  Costs incurred in connection with sale
    of real estate                                               (164,056)
                                                             -------------
  Net cash provided by investing activities                     9,220,944
                                                             -------------
Financing activities:
  Distributions to joint venture
    partners - affiliate                           (51,352)
  Proceeds from loans payable - affiliate          671,456        333,197
  Repayment of loans payable - affiliate          (315,945)    (1,429,236)
  Proceeds from issuance of mortgage notes
    payable                                                    13,143,500
  Principal payments on purchase price,
    promissory and mortgage notes payable         (272,756)      (345,745)
  Repayments of mortgage notes payable                        (19,792,049)
  Payment of deferred expenses                                   (272,503)
                                              -------------  -------------
  Net cash provided by or (used in) financing
    activities                                      31,403     (8,362,836)
                                              -------------  -------------

Net change in cash and cash equivalents           (713,771)       (44,897)
Cash and cash equivalents at beginning of year   1,160,704        223,828
                                              -------------  -------------
Cash and cash equivalents at end of period    $    446,933   $    178,931
                                              =============  =============

  The accompanying notes are an integral part of the financial statements.

                     BALCOR REALTY INVESTORS 84-SERIES II,
                       A REAL ESTATE LIMITED PARTNERSHIP
                        (A Maryland Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1.  Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the six months and quarter ended June 30, 1994, and all such adjustments are of a normal and recurring nature.

2.  Interest Expense:

During the six months ended June 30, 1994 and 1993, the Partnership incurred interest expense on purchase price, promissory and mortgage notes payable of $3,412,066 and $4,413,018 and paid interest expense of $3,729,373 and $4,209,057, respectively.

3.  Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the six months and quarter ended June 30, 1994 were:

                                             Paid
                                     --------------------
                                      Six Months  Quarter      Payable
                                     ----------- --------    ---------


    Property management fees         $  459,443  $246,810      $91,606
    Reimbursement of expenses to
      the General Partner, at cost:
        Accounting                       20,907    18,548       40,233
        Data processing                  15,255    15,255       27,865
        Investor processing               3,274     2,905        4,579
        Investor communications           2,677     2,375        4,905
        Legal                             5,267     4,673       13,885
        Portfolio management             23,935    18,552       46,539
        Other                             4,908     4,354        8,235

Through December 31, 1993, the General Partner had advanced $7,775,723 to the Partnership to provide working capital and meet other Partnership obligations. During 1994, the General Partner made net advancements of $355,511 to the Partnership for additional working capital. As of June 30, 1994, the total of these outstanding borrowings was $8,131,234. During the six months ended June 30, 1994 and 1993, the Partnership incurred interest expense in connection with these loans of $168,692 and $130,765, respectively. The Partnership paid interest expense of $275,511 and $159,062 during the six months ended June 30, 1994 and 1993, respectively. As of June 30, 1994, interest of $33,057 was payable on these advances. Interest was computed at the American Express Company cost of funds rate plus a spread to cover administrative expenses. As of June 30, 1994, this rate was 4.82%.


4.  Debt Restructuring:

Plans of reorganization related to the Ridgepoint Green and Ridgepoint Way apartment complexes were confirmed by the Bankruptcy Court in March 1994 and made effective in April 1994. In accordance with the plans, the lender's secured claims for the two first mortgage loans are equal to the outstanding principal balances of the loans, the unpaid interest due through the effective date of the plans and all legal and all other professional fees incurred by the lender during the bankruptcy proceedings. The total of these amounts were $9,209,519 and $9,986,005 for Ridgepoint Green and Ridgepoint Way, respectively, at June 30, 1994. The outstanding principal amount of the loans will bear interest at 8% per annum payable in monthly interest only installments through the new maturity date of October 1, 1995. The Partnership is also obligated to remit to the lender all monthly excess cash flow from the properties to be applied to unpaid amounts due under each of the loans.

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

5.  Loan Refinancing:

In July 1994, the Partnership completed the refinancing of the loan collateralized by the Spring Creek Apartments. The refinancing resulted in the Partnership obtaining a new $7,448,362 first mortgage loan from an unaffiliated lender. The loan bears interest at 9.21% per annum and monthly principal and interest payments of $61,060 will be payable through maturity, August 1, 2000. The Partnership used the proceeds from the new mortgage loan to repay the prior loan of $7,100,000. The Partnership also paid refinancing costs of $238,235 which will be amortized over the life of the loan.

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

Operations
- - ----------

Summary of Operations
- - ---------------------

The Partnership recognized a gain on the sale of the Butterfield Village Apartments in April 1993. In addition, as a result of approved plans of reorganization related to the Ridgepoint Green and Ridgepoint Way apartment complexes, the Partnership recognized debt restructuring expense and increased amortization expense during the quarter ended March 31, 1994. The combined effect of these events were the primary reason for the recognition of a loss before extraordinary items during the six months and quarter ended June 30, 1994 as compared to income during the same periods in 1993. The Partnership realized further income during the six months and quarter ended June 30, 1993 as a result of the extraordinary gains recognized in connection with the foreclosures of the Rancho Mirage and Highland Ridge apartment complexes, as well as the gain recognized in connection with the forgiveness of debt related to the Ridgetree II refinancing in April 1993. Further discussion of the Partnership's operations is summarized below.

1994 Compared to 1993
- - ---------------------

As mentioned above, the Partnership sold the Butterfield Village Apartments in April 1993. As a result, the Partnership experienced decreases in rental and service income, interest expense on purchase price, promissory and mortgage notes payable, depreciation, property operating expense, real estate taxes and property management fees during the six months and quarter ended June 30, 1994 as compared to the same periods in 1993. Increased occupancy and/or rental rates at six of the Partnership's remaining properties during the six months ended June 30, 1994 partially offset the above decrease in rental and service income, and consequently, property management fees.

The loans collateralized by the Ridgepoint Green and Ridgepoint Way apartment complexes were modified, effective in April 1994. The Partnership had previously recognized level yield adjustments relating to the interest paid under the prior terms of these loans. In connection with the modifications, the Partnership wrote-off these liabilities, of approximately $290,000 which, along with decreased interest rates, contributed to the decrease in interest expense on purchase price, promissory and mortgage notes payable discussed above. The Partnership also fully amortized the remaining loan modification fees related to the 1989 modifications of these loans, which resulted in increased amortization expense during the six months ended June 30, 1994 as compared to the same period in 1993. In addition, in accordance with the terms of the plans, the Partnership is obligated to pay for all legal and all other professional fees incurred by the lender during the bankruptcy proceedings from the future cash flow of the properties. These costs were recognized as debt restructuring expense during the six months ended June 30, 1994.

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

During the second quarter of 1994, the General Partner made advances to the Partnership for additional working capital. This, along with higher interest rates in 1994, resulted in an increase in interest expense on short-term loans during the six months and quarter ended June 30, 1994 as compared to the same periods in 1993.

Due to the sale of the Butterfield Village Apartments and the foreclosure of the Highland Ridge Apartments, the Partnership fully amortized the remaining financing fees related to the corresponding mortgage notes payable in 1993. This partially offset the increase in amortization expense discussed above and resulted in a decrease for the quarter ended June 30, 1994 as compared to the same period in 1993.

During the six months ended June 30, 1994, the Partnership incurred higher maintenance and repair expense at the La Contenta, Ridgepoint Green, Ridgepoint Way, Rosehill Pointe and Seabrook apartment complexes. The Partnership had deferred non-critical costs during 1993 at the Ridgepoint Green and Ridgepoint Way apartment complexes due to the bankruptcy filings. In addition, in accordance with the terms of the plans, the Partnership completed exterior painting at these two properties during the second quarter of 1994. These increases fully offset the decrease in property operating expenses discussed above and resulted in an increase for the six months and quarter ended June 30, 1994 as compared to the same periods in 1993.

During the six months and quarter ended June 30, 1994, higher real estate taxes were incurred at the Ridgetree II Apartments as a result of an increased assessment. This additional expense offset the reduction in real estate tax expense due to the property disposition discussed above.

During 1994, Rosehill Pointe Apartments experienced a decrease in interest expense, as discussed above. This was partially offset by increases in maintenance and repair expense at this property and at the Seabrook Apartments during 1994 and resulted in affiliates' participation in income from joint ventures during the six months ended June 30, 1994 as compared to losses during the same period in 1993 and a decrease in affiliates' participation in losses during the quarter ended June 30, 1994 as compared to the same period in 1993.

During April 1993, the Partnership recognized a gain of $3,606,825 on the sale of Butterfield Village Apartments located in Tempe, Arizona.

During the six months ended June 30, 1993, the Partnership recognized an extraordinary gain on forgiveness of debt of $1,234,276 in connection with the April 1993 refinancing of the Ridgetree II Apartments located in Dallas, Texas. The Partnership also recognized extraordinary gains on foreclosures of $8,432,686 in connection with the March 1993 foreclosure of the Rancho Mirage Apartments located in Phoenix, Arizona and the May 1993 foreclosure of the Highland Ridge Apartments located in Oklahoma City, Oklahoma.



Liquidity and Capital Resources
- - -------------------------------

The cash or near cash position of the Partnership decreased as of June 30, 1994 when compared to December 31, 1993. The Partnership used cash to fund its operating activities. The cash flow generated by the Partnership's properties was offset by the payment of administrative expenses, interest expense on the General Partner loan and expenditures relating to damage caused by a hailstorm at the Ridgepoint Green and Ridgepoint Way apartment complexes. The Partnership expects to be reimbursed by its insurance company for the costs of this damage less the amount of the deductible portion of the claim. The Partnership received cash from its financing activities due to additional net borrowings received from the General Partner. This was partially offset by the payment of principal on the loans collateralized by the Partnership's properties and the payment of distributions to joint venture partners.

The Partnership is largely dependent on loans from the General Partner and owes approximately $8,131,000 to the General Partner at June 30, 1994 in connection with funds advanced for working capital purposes. These loans are expected to be repaid from available cash flow from future property operations, or from proceeds received from the disposition of the Partnership's real estate investments prior to any distributions to the Limited Partners from these sources.

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

During the six months ended June 30, 1994, six of the Partnership's ten remaining properties generated positive cash flow, two generated a marginal cash flow deficit and two generated significant cash flow deficits. During the six months ended June 30, 1993, eight of the Partnership's ten remaining properties generated positive cash flow while two generated marginal cash flow deficits. The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit or a significant deficit, each after consideration of debt service payments unless otherwise indicated. A deficit is considered to be significant if it exceeds $250,000 annually or 20% of the property's rental and service income.

The Park Colony and Westwood Village apartment complexes generated marginal cash flow deficits during the first six months of 1993, whereas during the same period in 1994, the properties generated positive cash flow due to reduced debt service payments. The loan collateralized by the Park Colony Apartments was modified in 1993 and the interest rate on the loan collateralized by the Westwood Village Apartments was adjusted to a lower rate during 1993 in accordance with the loan agreement. The Ridgetree II Apartments, which generated positive cash flow during the first six months of 1993, generated a marginal cash flow deficit during the same period in 1994 due to higher real estate taxes resulting from an increased assessment. The Seabrook Apartments which had generated positive cash flow during the first six months of 1993 experienced slightly higher expenses which caused the property to operate at a marginal deficit during the same period in 1994. The Ridgepoint Green and Ridgepoint Way apartment complexes, which generated significant cash flow deficits during the six months ended June 30, 1994 due to the payment of non-critical maintenance and repair expenses which had been deferred due to the bankruptcy filings, generated positive cash flow during the same period in 1993 due to the suspension of debt service payments by the Partnership effective January 1993. Had the Partnership paid the suspended debt service payments, both properties would have generated marginal cash flow deficits for the six months ended June 30, 1993. While the bankruptcy proceedings continued, the Partnership remitted partial debt service payments to the lender equal to monthly net cash flow from the property.

The loans collateralized by the Ridgepoint Green and Ridgepoint Way apartment complexes were modified, effective in April 1994. Pursuant to the modifications, the outstanding principal amount of the loans will bear interest at 8% per annum payable in monthly interest-only installments through the new maturity date of October 1, 1995. In addition, the Partnership is obligated to sell the properties on or before the maturity date on certain specified terms. The Partnership is also obligated to remit to the lender all monthly excess cash flow from the properties to be applied to unpaid amounts due under the loans. See Note 4 of Notes to Financial Statements for additional information.

In July 1994, the first mortgage loan collateralized by the Spring Creek Apartments was refinanced with a new $7,448,362 first mortgage loan from an unaffiliated lender. The original loan bore interest at 9.25% and was to mature in August 1994, whereas the new loan bears interest at 9.21% and matures on August 1, 2000. See Note 5 of Notes to Financial Statements for additional information.

While the cash flow of certain of the Partnership's properties has improved, the General Partner continues to pursue a number of actions aimed at improving the cash flow of the Partnership's properties including refinancing of mortgage loans, improving property operating performance, and seeking rent increases where market conditions allow. Despite improvements during 1993 and the first six months of 1994 in the local economies and rental markets where certain of the Partnership's properties are located, the General Partner believes that continued ownership of many of the properties is in the best interests of the Partnership in order to maximize potential returns to Limited Partners. As a result, the Partnership will continue to own these properties for longer than the holding period for the assets originally described in the prospectus.

Each of the Partnership's properties is owned through the use of third-party mortgage loan financing and, therefore, the Partnership is subject to the financial obligations required by such loans. During 1995, $17,900,000 of mortgage loans collateralized by the Ridgepoint Green and Ridgepoint Way apartment complexes mature. As a result of the downturn experienced by the real estate industry over the last few years, many banks, savings and loans and other lending institutions have tightened mortgage lending criteria and are generally willing to advance less funds with respect to a property than many lenders were willing to advance during the 1980's. As a result, in certain instances it may be difficult for the Partnership to refinance a property in an amount sufficient to retire in full the current mortgage financing with respect to the property. In the event negotiations with the existing lender for a loan modification or with new lenders for a refinancing are unsuccessful, the Partnership may sell the collateral property or other properties to satisfy an obligation or may relinquish title to the collateral property in satisfaction of the outstanding mortgage loan balance.

In July 1994, the Partnership contracted to sell the Ridgepoint Green and Ridgepoint Way apartment complexes for a sale price of $17,790,715. The closing of the sale of the properties is scheduled for August 17, 1994, and is subject to the satisfaction of numerous terms and conditions.

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

                     BALCOR REALTY INVESTORS 84-SERIES II,
                       A REAL ESTATE LIMITED PARTNERSHIP
                        (A Maryland Limited Partnership)

                          PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K
- - -----------------------------------------

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

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended June 30, 1994.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            BALCOR REALTY INVESTORS 84-SERIES II,
                            A REAL ESTATE LIMITED PARTNERSHIP



                            By: /s/Thomas E. Meador
                                --------------------------------
                                Thomas E. Meador
                                President and Chief Executive Officer
                                (Principal Executive Officer) of Balcor
                                Partners-84 II, Inc., the General Partner



                            By: /s/Allan Wood
                                ---------------------------------
                                Allan Wood
                                Executive Vice President, and Chief Accounting and Financial Officer (Principal Accounting and Financial Officer) of Balcor Partners-84 II, Inc., the General Partner



Date: August 12, 1994
      ---------------------------