Form 10-Q
period 1994-09-30
BALCOR REALTY INVESTORS 84 SERIES II
filed 1994-11-14
CIK 740582

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - -----
      EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1994
                               ------------------
                                       OR

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

                               BALANCE SHEETS
                  September 30, 1994 and December 31, 1993
                                 (Unaudited)

                                   ASSETS
                                                   1994           1993
                                              -------------  -------------
Cash and cash equivalents                     $    560,974   $  1,160,704
Escrow deposits                                  1,155,280      1,149,671
Accounts and accrued interest receivable           340,595         65,276
Deferred expenses, net of accumulated
  amortization of $635,373 in 1994
  and $1,084,192 in 1993                           793,697      1,064,613
                                              -------------  -------------
                                                 2,850,546      3,440,264
                                              -------------  -------------
Investment in real estate, at cost:
  Land                                          11,076,389     15,412,784
  Buildings and improvements                    71,945,955     86,867,741
                                              -------------  -------------
                                                83,022,344    102,280,525
  Less accumulated depreciation                 28,366,389     32,387,624
                                              -------------  -------------
Investment in real estate, net of
  accumulated depreciation                      54,655,955     69,892,901
                                              -------------  -------------
                                              $ 57,506,501   $ 73,333,165
                                              =============  =============



                      LIABILITIES AND PARTNERS' CAPITAL



Loans payable - affiliate                     $  7,913,106   $  7,775,723
Accounts payable                                    67,752        115,493
Due to affiliates                                  217,428        268,432
Accrued liabilities, principally interest
  and real estate taxes                          1,193,485      2,274,720
Security deposits                                  301,515        372,855
Purchase price, promissory and mortgage
  notes payable                                 66,127,093     84,130,907
                                              -------------  -------------
    Total liabilities                           75,820,379     94,938,130


Affiliates' participation in joint ventures     (1,181,694)    (1,053,382)

Partners' capital (87,037 Limited Partnership
  Interests issued and outstanding)            (17,132,184)   (20,551,583)
                                              -------------  -------------
                                              $ 57,506,501   $ 73,333,165
                                              =============  =============

  The accompanying notes are an integral part of the financial statements.

                      BALCOR REALTY INVESTORS 84-SERIES II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Maryland Limited Partnership)

                      STATEMENTS OF INCOME AND EXPENSES
            for the nine months ended September 30, 1994 and 1993
                                 (Unaudited)

                                                   1994           1993
                                              -------------  -------------
Income:
  Rental and service                          $ 13,264,620   $ 13,649,525
  Interest on short-term investments                24,618         16,633
                                              -------------  -------------
    Total income                                13,289,238     13,666,158
                                              -------------  -------------
Expenses:
  Interest on purchase price, promissory
    and mortgage notes payable                   5,079,007      6,436,559
  Interest on short-term loans                     276,264        190,779
  Depreciation                                   1,945,451      2,051,714
  Amortization of deferred expenses                516,901        344,441
  Property operating                             5,712,244      4,847,156
  Real estate taxes                              1,272,280      1,222,619
  Property management fees                         662,276        674,683
  Administrative                                   574,295        515,527
  Debt restructuring expense                       736,036
                                              -------------  -------------
    Total expenses                              16,774,754     16,283,478
                                              -------------  -------------
Loss before gain on sale of properties,
  participations in joint ventures and
  extraordinary items                           (3,485,516)    (2,617,320)
Gain on sale of properties                       4,257,709      3,606,825
Affiliates' participation in losses
  from joint ventures                               44,860         74,936
                                              -------------  -------------
Income before extraordinary items                  817,053      1,064,441
                                              -------------  -------------
Extraordinary items:
  Gain on forgiveness of debt                    2,602,346      1,234,276
  Gain on foreclosure of properties                             8,432,686
                                              -------------   ------------
    Total extraordinary items                    2,602,346      9,666,962
                                              -------------  -------------
Net income                                    $  3,419,399   $ 10,731,403
                                              =============  =============
Income before extraordinary items
  allocated to General Partner                $      8,171   $     10,645
                                              =============  =============
Income before extraordinary items
  allocated to Limited Partners               $    808,882   $  1,053,796
                                              =============  =============
Income before extraordinary items
  per Limited Partnership Interest
  (87,037 issued and outstanding)             $       9.29   $      12.11
                                              =============  =============
Extraordinary items allocated to General
  Partner                                     $     26,023   $     96,669
                                              =============  =============
Extraordinary items allocated to Limited
  Partners                                    $  2,576,323   $  9,570,293
                                              =============  =============
Extraordinary items per Limited Partnership
  Interest (87,037 issued and outstanding)    $      29.60   $     109.96
                                              =============  =============
Net income allocated to General Partner       $     34,194   $    107,314
                                              =============  =============
Net income allocated to Limited Partners      $  3,385,205   $ 10,624,089
                                              =============  =============
Net income per Limited Partnership
  Interest (87,037 issued and outstanding)    $      38.89   $     122.06
                                              =============  =============

  The accompanying notes are an integral part of the financial statements.

                      BALCOR REALTY INVESTORS 84-SERIES II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Maryland Limited Partnership)

                      STATEMENTS OF INCOME AND EXPENSES
             for the quarters ended September 30, 1994 and 1993
                                 (Unaudited)

                                                   1994           1993
                                              -------------  -------------
Income:
  Rental and service                          $  4,274,912   $  4,321,924
  Interest on short-term investments                 9,039          3,804
                                              -------------  -------------
    Total income                                 4,283,951      4,325,728
                                              -------------  -------------

Expenses:
  Interest on purchase price, promissory
    and mortgage notes payable                   1,666,941      2,023,541
  Interest on short-term loans                     107,572         60,014
  Depreciation                                     623,160        661,145
  Amortization of deferred expenses                 49,879         66,834
  Property operating                             2,123,212      1,609,729
  Real estate taxes                                388,634        372,802
  Property management fees                         215,324        223,469
  Administrative                                   189,008        122,216
                                              -------------  -------------
    Total expenses                               5,363,730      5,139,750
                                              -------------  -------------
Loss before gain on sale of properties,
  participations in joint ventures and
  extraordinary item                            (1,079,779)      (814,022)
Gain on sale of properties                       4,257,709
Affiliates' participation in losses
  from joint ventures                               44,891         31,699
                                              -------------  -------------
Income (loss) before extraordinary item          3,222,821       (782,323)
                                              -------------  -------------
Extraordinary item:
  Gain on forgiveness of debt                    2,602,346
                                              -------------  -------------
Net income (loss)                             $  5,825,167   $   (782,323)
                                              =============  =============
Income (loss) before extraordinary item
  allocated to General Partner                $     32,229   $     (7,823)
                                              =============  =============
Income (loss) before extraordinary item
  allocated to Limited Partners               $  3,190,592   $   (774,500)
                                              =============  =============
Income (loss) before extraordinary item
  per Limited Partnership Interest
  (87,037 issued and outstanding)             $      36.65   $      (8.90)
                                              =============  =============
Extraordinary item allocated to General
  Partner                                     $     26,023           None
                                              =============  =============
Extraordinary item allocated to Limited
  Partners                                    $  2,576,323           None
                                              =============  =============
Extraordinary item per Limited Partnership
  Interest (87,037 issued and outstanding)    $      29.60           None
                                              =============  =============
Net income(loss) allocated to General Partner $     58,252   $     (7,823)
                                              =============  =============
Net income(loss) allocated to Limited Partners$  5,766,915   $   (774,500)
                                              =============  =============
Net income(loss) per Limited Partnership
  Interest (87,037 issued and outstanding)    $      66.25   $      (8.90)
                                              =============  =============

  The accompanying notes are an integral part of the financial statements.

                     BALCOR REALTY INVESTORS 84-SERIES II
                      A REAL ESTATE LIMITED PARTNERSHIP
                      (A Maryland Limited Partnership)

                          STATEMENTS OF CASH FLOWS
           for the nine months ended September 30, 1994 and 1993
                                 (Unaudited)


                                                   1994           1993
                                              -------------  -------------
Operating activities:

  Net income                                  $  3,419,399   $ 10,731,403
  Adjustments to reconcile net income to
    net cash used in operating activities:
      Gain on forgiveness of debt               (2,602,346)    (1,234,276)
      Gain on foreclosure of properties                        (8,432,686)
      Gain on sale of properties                (4,257,709)    (3,606,825)
      Affiliates' participation in losses
        from joint ventures                        (44,860)       (74,936)
      Depreciation of properties                 1,945,451      2,051,714
      Amortization of deferred expenses            516,901        344,441
      Net change in:
        Escrow deposits                             (5,609)      (607,068)
        Accounts and accrued interest
          receivable                              (275,319)      (262,418)
        Accounts payable                           (47,741)      (157,513)
        Due to affiliates                          (51,004)       (16,838)
        Accrued liabilities                        183,182        468,072
        Security deposits                          (71,340)       (97,588)
                                              -------------  -------------
  Net cash used in operating activities         (1,290,995)      (894,518)
                                              -------------  -------------
Investing activities:

  Proceeds from sale of properties              17,790,715      9,385,000
  Costs incurred in connection with sale of
    properties                                    (241,511)      (164,056)
                                              -------------   ------------
  Net cash provided by investing activities     17,549,204      9,220,944
                                              -------------   ------------
Financing activities:

  Distributions to joint venture
    partners - affiliates                          (83,452)        (2,919)
  Proceeds from loans payable - affiliate          671,456        866,469
  Repayment of loans payable - affiliate          (534,073)    (1,429,236)
  Proceeds from issuance of mortagage notes
    payable                                      7,448,362     13,143,500
  Principal payments on purchase price,
    promissory and mortgage notes payable         (421,069)      (467,598)
  Repayments of mortgage notes payable         (23,693,178)   (19,792,049)
  Payment of deferred expenses                    (245,985)      (272,503)
                                              -------------  -------------
  Net cash used in financing activities        (16,857,939)    (7,954,336)
                                              -------------  -------------

Net change in cash and cash equivalents           (599,730)       372,090
Cash and cash equivalents at beginning
  of year                                        1,160,704        223,828
                                              -------------  -------------
Cash and cash equivalents at end of period    $    560,974   $    595,918
                                              =============  =============

  The accompanying notes are an integral part of the financial statements.

                     BALCOR REALTY INVESTORS 84-SERIES II,
                       A REAL ESTATE LIMITED PARTNERSHIP
                        (A Maryland Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the nine months and quarter ended September 30, 1994, and all such adjustments are of a normal and recurring nature.

2. Interest Expense:

During the nine months ended September 30, 1994 and 1993, the Partnership incurred interest expense on purchase price, promissory and mortgage notes payable of $5,079,007 and $6,436,559 and paid interest expense of $5,413,075 and $6,080,467, respectively.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the nine months and quarter ended September 30, 1994 were:

                                             Paid
                                     --------------------
                                     Nine Months  Quarter      Payable
                                     ----------- --------    ---------

    Property management fees           $692,907  $233,464      $73,466
    Reimbursement of expenses to
      the General Partner, at cost:
        Accounting                       55,266    34,359       26,843
        Data processing                  28,550    13,295       32,705
        Investor processing               8,655     5,381        1,290
        Investor communications           7,077     4,400        4,345
        Legal                            13,924     8,657        8,620
        Portfolio management             58,304    34,369       28,359
        Other                            12,974     8,066        3,903

As of September 30, 1994, the General Partner has advanced $7,913,106 to the Partnership to provide working capital and meet other Partnership obligations, including net advances of $137,383 during 1994. During the nine months ended September 30, 1994 and 1993, the Partnership incurred interest expense in connection with these loans of $276,264 and $190,779, respectively. The Partnership paid interest expense of $378,243 and $217,334 during the nine months ended September 30, 1994 and 1993, respectively. As of September 30, 1994, interest of $37,897 was payable on these advances. Interest was computed at the American Express Company cost of funds rate plus a spread to cover administrative expenses. As of September 30, 1994, this rate was 5.36%.

4. Loan Refinancing:

In July 1994, the Partnership completed the refinancing of the loan collateralized by the Spring Creek Apartments. The refinancing resulted in the Partnership obtaining a new $7,448,362 first mortgage loan from an unaffiliated lender. The loan bears interest at 9.21% per annum and monthly principal and interest payments of $61,060 will be payable through maturity, August 1, 2000. The Partnership used the proceeds from the new mortgage loan to repay the prior loan of $7,100,000. The Partnership also paid refinancing costs of $245,985 which will be amortized over the life of the loan.

5. Debt Restructuring and Sale of Properties:

Plans of reorganization related to the Ridgepoint Green and Ridgepoint Way apartment complexes, located in Dallas, Texas, were confirmed by the Bankruptcy Court in March 1994 and made effective in April 1994. In accordance with the plans, the lender's secured claims for the two first mortgage loans were equal to the outstanding principal balances of the loans, the unpaid interest due through the effective date of the plans and all legal and other professional fees incurred by the lender in the bankruptcy proceedings. The total of these amounts were $9,209,519 and $9,986,005 for Ridgepoint Green and Ridgepoint Way, respectively. The outstanding principal amounts of the loans were to bear interest at 8% per annum payable in monthly interest-only installments through the new maturity date of October 1, 1995.

Under the plans, the Partnership had until maturity to sell the properties to an unaffiliated party on certain specified terms, and did so during August 1994, in an all cash sale for $17,790,715. From the proceeds of the sale, the Partnership paid $16,593,178 in full satisfaction of the first mortgage loans collateralized by the properties, which represents a discount of $2,602,346 from the amounts due under the loans. The Partnership also paid $177,907 to an unaffiliated party as a brokerage commission and $63,604 in closing costs and received the remaining proceeds of $956,026. Neither the General Partner nor its affiliates received a commission in connection with the sale. The bases of the properties sold were $13,291,495, net of accumulated depreciation of $5,966,686. The Partnership recognized a gain on this sale of $4,257,709 in the third quarter financial statements.

                     BALCOR REALTY INVESTORS 84-SERIES II,
                       A REAL ESTATE LIMITED PARTNERSHIP
                        (A Maryland Limited Partnership)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Realty Investors 84-Series II, A Real Estate Limited Partnership (the "Partnership") is a limited partnership formed in 1983 to invest in and operate income-producing real property. The Partnership raised $87,037,000 through the sale of Limited Partnership Interests and utilized these proceeds to acquire fourteen real property investments. Titles to the Southern Hills, Rancho Mirage and Highland Ridge apartment complexes were relinquished through foreclosure during January 1990, March 1993 and May 1993, respectively. The Partnership also sold the Butterfield Village Apartments in April 1993 and the Ridgepoint Green and Ridgepoint Way apartment complexes in August 1994. The Partnership continues to operate the eight remaining properties.

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

Operations
- - ----------

Summary of Operations
- - ---------------------

The Ridgepoint Green and Ridgepoint Way apartment complexes were sold in August 1994, the Butterfield Village Apartments were sold in April 1993 and the Rancho Mirage and Highland Ridge apartment complexes were lost through foreclosure in March and May of 1993, respectively. In addition, in April 1993, the Partnership refinanced the loan secured by the Ridgetree II Apartments at a discount. The timing of the combined effect of the gains related to these events resulted in a decrease in net income for the nine months ended September 30, 1994 as compared to the same period in 1993, and the recognition of income during the quarter ended September 30, 1994 as compared to a loss during the same period in 1993.

1994 Compared to 1993
- - ---------------------

As mentioned above, the Partnership sold the Butterfield Village Apartments in April 1993 and the Ridgepoint Green and Ridgepoint Way apartment complexes in August 1994. As a result, the Partnership experienced decreases in rental and service income, interest expense on purchase price, promissory and mortgage notes payable, depreciation, real estate taxes and property management fees during the nine months and quarter ended September 30, 1994 as compared to the same periods in 1993. Increased occupancy and/or rental rates at five of the Partnership's remaining properties during the nine months ended September 30, 1994 partially offset the above decrease in rental and service income, and consequently, property management fees.

As a result of higher average cash balances available for investment and higher interest rates earned on short-term investments, interest income on short-term investments increased during the nine months and quarter ended September 30, 1994 as compared to the same periods in 1993.

The loans collateralized by the Ridgepoint Green and Ridgepoint Way apartment complexes were modified, effective in April 1994. The Partnership had previously recognized level yield adjustments relating to the interest paid under the prior terms of these loans. In connection with the modifications, the Partnership wrote-off approximately $290,000 of these liabilities which, along with decreased interest rates, contributed to the decrease in interest expense on purchase price, promissory and mortgage notes payable discussed above. The Partnership also fully amortized the remaining loan modification fees related to the 1989 modifications of these loans, which resulted in increased amortization expense during the nine months ended September 30, 1994 as compared to the same period in 1993 and decreased amortization expense during the quarter. In addition, the Partnership was obligated to pay all legal and other professional fees incurred by the lender in the bankruptcy proceedings from the cash flow of the properties. These costs were recognized as debt restructuring expense during the first six months of 1994.

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

During the second quarter of 1994, the General Partner made advances to the Partnership for additional working capital. This, along with higher interest rates in 1994, resulted in an increase in interest expense on short-term loans during the nine months and quarter ended September 30, 1994 as compared to the same periods in 1993.

Due to the sale of the Butterfield Village Apartments and the foreclosure of the Highland Ridge Apartments, the Partnership fully amortized the remaining financing fees related to the corresponding mortgage notes payable in 1993. This partially offset the increase in amortization expense discussed above.

Higher maintenance and repair expense, which included exterior painting and wood siding replacement, asphalt repairs, plumbing repairs and the replacement of floor coverings, was incurred at the La Contenta, Meadow Creek, Ridgepoint Green, Ridgepoint Way, Rosehill Pointe, Seabrook and Spring Creek apartment complexes during the nine months ended September 30, 1994. The Partnership had deferred non-critical costs during 1993 at the Ridgepoint Green and Ridgepoint Way apartment complexes due to the bankruptcy filings. In addition, in accordance with the terms of the bankruptcy plans, the Partnership completed exterior painting at these two properties during the second quarter of 1994. The Partnership also incurred increased insurance expense at several of the properties. These increases resulted in an increase in property operating expense for the nine months and quarter ended September 30, 1994 as compared to the same periods in 1993. These increases were partially offset by the decrease caused by the sale of the Butterfield Apartments.

During the nine months and quarter ended September 30, 1994, higher real estate taxes were incurred at the Ridgetree II Apartments as a result of an increased assessment. This additional expense fully offset the reduction in real estate tax expense due to the property dispositions discussed above and resulted in an increase in real estate taxes for the nine months and quarter ended September 30, 1994 as compared to the same periods in 1993.

An increase in accounting and portfolio management fees resulted in an increase in administrative expense during the nine months and quarter ended September 30, 1994 as compared to the same periods in 1993.

During 1994, Rosehill Pointe Apartments experienced a decrease in interest expense, as discussed above, and an increase in rental and service income resulting from increased rental rates. This was partially offset for the nine months and completely offset for the quarter by increases in maintenance and repair expense at this property and at the Seabrook Apartments during 1994. This resulted in a decrease in affiliates' participation in losses from joint ventures during the nine months ended September 30, 1994 as compared to the same period in 1993 and an increase in affiliates' participation in losses during the quarter ended September 30, 1994 as compared to the same period in 1993.

During August 1994 and April 1993, the Partnership recognized a gain of $4,257,709 on the sale of the Ridgepoint Green and Ridgepoint Way apartment complexes located in Dallas, Texas and a gain of $3,606,825 on the sale of the Butterfield Village Apartments located in Tempe, Arizona, respectively.

During the nine months ended September 30, 1994, the Partnership recognized an extraordinary gain on forgiveness of debt of $2,602,346 in connection with the August 1994 sale of the Ridgepoint Green and Ridgepoint Way apartment complexes. During the nine months ended September 30, 1993, the Partnership recognized an extraordinary gain on forgiveness of debt of $1,234,276 in connection with the April 1993 refinancing of the Ridgetree II Apartments located in Dallas, Texas. The Partnership also recognized extraordinary gains on foreclosures of $8,432,686 in connection with the March 1993 foreclosure of the Rancho Mirage Apartments located in Phoenix, Arizona and the May 1993 foreclosure of the Highland Ridge Apartments located in Oklahoma City, Oklahoma.

Liquidity and Capital Resources
- - -------------------------------

The cash or near cash position of the Partnership decreased as of September 30, 1994 when compared to December 31, 1993. The Partnership received funds from investing activities relating to the sale of the Ridgepoint Green and Ridgepoint Way apartment complexes in August 1994. The Partnership used cash to fund certain of its financing activities which included the repayment of the mortgage notes on the Ridgepoint Green and Ridgepoint Way apartment complexes in connection with the sale and the payment of principal on the loans collateralized by the Partnership's properties. In addition, cash was used to fund the Partnership's operating activities. The revenue generated by the Partnership's properties was offset by the payment of property operating expenses, administrative expenses, interest expense on the General Partner loan and expenditures relating to damage caused by a hail storm at the Ridgepoint Green and Ridgepoint Way apartment complexes. The Partnership expects to be reimbursed by its insurance company for the costs of the hail storm damage less the amount of the deductible portion of the claim.

The Partnership is largely dependent on loans from the General Partner and owes approximately $7,913,000 to the General Partner at September 30, 1994 in connection with funds advanced for working capital purposes. These loans are expected to be repaid from available cash flow from future property operations, or from proceeds received from the disposition of the Partnership's real estate investments prior to any distributions to the Limited Partners from these sources.

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

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit or a significant deficit, each after consideration of debt service payments unless otherwise indicated. A deficit is considered to be significant if it exceeds $250,000 annually or 20% of the property's rental and service income. During the nine months ended September 30, 1994, six of the Partnership's eight remaining properties generated positive cash flow and two generated a marginal cash flow deficit. During the nine months ended September 30, 1993, eight of the Partnership's ten remaining properties generated positive cash flow while two generated marginal cash flow deficits. As discussed above, the Ridgepoint Green and Ridgepoint Way apartment complexes were sold in August 1994.

The Park Colony and Westwood Village apartment complexes generated marginal cash flow deficits during the first nine months of 1993, whereas during the same period in 1994, the properties generated positive cash flow due to reduced debt service payments. The loan collateralized by the Park Colony Apartments was modified in 1993 and the interest rate on the loan collateralized by the Westwood Village Apartments was adjusted to a lower rate during 1993 in accordance with the loan agreement. The Ridgetree II Apartments, which generated positive cash flow during the first nine months of 1993, generated a marginal cash flow deficit during the same period in 1994 due to higher real estate taxes resulting from an increased assessment. The Seabrook Apartments, which generated positive cash flow during the first nine months of 1993, incurred expenditures for plumbing repairs which caused the property to operate at a marginal deficit during the same period in 1994.

In July 1994, the first mortgage loan collateralized by the Spring Creek Apartments was refinanced with a new $7,448,362 first mortgage loan from an unaffiliated lender. The original loan bore interest at 9.25% and was to mature in August 1994, whereas the new loan bears interest at 9.21% and matures on August 1, 2000. See Note 4 of Notes to Financial Statements for additional information.

The loans collateralized by the Ridgepoint Green and Ridgepoint Way apartment complexes, located in Dallas, Texas, were modified, effective April 1994. Pursuant to the modifications, the outstanding principal amounts of the loans were to bear interest at 8% per annum payable in monthly interest-only installments through the new maturity date of October 1, 1995. In addition, the Partnership was obligated to sell the properties on or before the maturity date on certain specified terms. Consequently, in August 1994, the Partnership sold the properties in an all cash sale for $17,190,715. After payment of the underlying mortgages at a discount and selling costs, the Partnership received proceeds of approximately $956,000 from the sale. A portion of these proceeds was used to reduce the outstanding short-term borrowings due to the General Partner. See Note 5 of Notes to Financial Statements for additional information.

While the cash flow of certain of the Partnership's properties has improved, the General Partner continues to pursue a number of actions aimed at improving the cash flow of the Partnership's properties including refinancing of mortgage loans, improving property operating performance, and seeking rent increases where market conditions allow. Despite improvements during 1993 and the first nine months of 1994 in the local economies and rental markets where certain of the Partnership's properties are located, the General Partner believes that continued ownership of many of the properties is in the best interests of the Partnership in order to maximize potential returns to Limited Partners. As a result, the Partnership will continue to own these properties for longer than the holding period for the assets originally described in the prospectus.

Each of the Partnership's properties is owned through the use of third-party mortgage loan financing and, therefore, the Partnership is subject to the financial obligations required by such loans. As a result of the General Partner's successful efforts to obtain refinancing of many existing loans with new lenders, the Partnership has no third-party, first mortgage financing which matures prior to October 1996.

Westwood Village Apartments is located near the Dallas/Ft. Worth Airport. A proposed expansion plan provides for the construction of two additional runways on airport property. A proposed plan provides for varying levels of compensation to single family homeowners for the expected loss in value of their homes as a result of increased air traffic and heightened noise levels. However, no similar compensation is planned for the majority of apartment complex owners in the area, including the Partnership. In July 1993, the Partnership and other affected multi-family property owners filed a lawsuit to obtain equitable compensation. The airport board and the plaintiffs each filed a motion for summary judgement in March and April 1994, respectively. Court-ordered mediation between the parties did not result in a resolution and on October 12, 1994, the airport board's motion for summary judgement was granted. If the Judgement stands in the airport board's favor, the Partnership would not receive any compensation as a result of the airport expansion. On October 24, 1994, the plaintiffs filed a motion for a new trial and/or to alter the judgment based on certain facts not previously considered. This motion is pending. If the court does not rule in favor of the plaintiffs, the Partnership will consider its other options including a possible appeal of the summary judgment.

Although investors have received certain tax benefits, the Partnership has not commenced distributions. Future distributions will depend on improved cash flow from the Partnership's remaining properties and proceeds from future property sales, as to both of which there can be no assurances.

On November 4, 1994, The Balcor Company completed the sale of the assets of Allegiance Realty Group, Inc. to an unaffiliated company, Insignia Allegiance Management, Inc. ("Insignia"), which is based in Greenville, South Carolina. As a result of this transaction, Insignia has assumed the management of the Partnership's properties. This transaction is not expected to result in any material change to the property management fees paid by the Partnership.

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

                     BALCOR REALTY INVESTORS 84-SERIES II,
                       A REAL ESTATE LIMITED PARTNERSHIP
                        (A Maryland Limited Partnership)

                          PART II - OTHER INFORMATION

Item 5.  Other Information
- - --------------------------

Ridgepoint Green Apartments and Ridgepoint Way Apartments
- - ---------------------------------------------------------

As previously reported, in July 1994, the Partnership executed an agreement to sell the Ridgepoint Green ("Green") and Ridgepoint Way ("Way") apartment complexes in Dallas, Texas (together, the "Properties"), for a total sale price of $17,790,715 to an unaffiliated party, Berkshire Realty Company, Inc., a Delaware corporation, which subsequently assigned its rights under the agreement to its affiliate, BRI Ridgepoint Business Trust. The sale closed on August 30, 1994 ("Closing"). At Closing, the sale price was allocated $8,505,998 to Green and $9,284,717 to Way. The Partnership paid approximately $16,593,178 in full satisfaction of the first mortgage loans collateralized by the Properties, which represented a discount of approximately $2,602,346 from the amounts due under the loans. The Partnership also paid $177,907 to an unaffiliated party as a brokerage commission and $63,604 in closing costs and received the remaining sale proceeds of $956,026.

Two apartment complexes adjacent to the Properties owned by an affiliate of the General Partner were sold to the purchaser simultaneously with the Properties.

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

(27) Financial Data Schedule of the Registrant for the nine month period ending September 30, 1994 is attached hereto.

(b) Reports on Form 8-K: A Current Report on Form 8-K dated July 8, 1994 reporting the contract to sell the Ridgepoint Green and Ridgepoint Way apartment complexes located in Dallas, Texas.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            BALCOR REALTY INVESTORS 84-SERIES II,
                            A REAL ESTATE LIMITED PARTNERSHIP



                            By: /s/Thomas E. Meador
                                ---------------------------------
                                Thomas E. Meador
                                President and Chief Executive Officer
                                (Principal Executive Officer) of Balcor
                                Partners-84 II, Inc., the General Partner



                            By: /s/Allan Wood
                                ---------------------------------
                                Allan Wood
                                Executive Vice President, and Chief Accounting and Financial Officer (Principal Accounting and Financial Officer) of Balcor Partners-84 II, Inc., the General Partner

Date: November 14, 1994
      ---------------------------