Form 10-K
period 1994-12-31
BALCOR REALTY INVESTORS 84 SERIES II
filed 1995-03-28
CIK 740582

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1994
                          -----------------
                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from               to
                               -------------    -------------

Commission file number 0-13334
                       -------

                      BALCOR REALTY INVESTORS 84-SERIES II
                        A REAL ESTATE LIMITED PARTNERSHIP
          ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Maryland                                      36-3223939
- -------------------------------                      -------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

Balcor Plaza
4849 Golf Road, Skokie, Illinois                         60077-9894
- ----------------------------------------             -------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code (708) 677-2900
                                                   --------------

Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----

Securities registered pursuant to Section 12(g) of the Act:

                         Limited Partnership Interests
                       -----------------------------
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ]  No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

                                     PART I

Item 1. Business
- ----------------

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

The Registrant utilized the net offering proceeds to acquire fourteen real property investments. The Registrant has since disposed of six of these properties. As of December 31, 1994, the Registrant owned the remaining eight properties described under "Properties" (Item 2). The Partnership Agreement generally provides that the proceeds of any sale or refinancing of the Registrant's properties will not be reinvested in new acquisitions.

During 1994, institutionally owned and managed multi-family residential properties in many markets continued to experience favorable operating conditions. These favorable operating conditions were supported by the strong pattern of national economic growth which contributed to job growth and rising income levels in most local economies. However, some rental markets continue to remain extremely competitive; therefore, the General Partner's goals are to maintain high occupancy levels, while increasing rents where possible, and to monitor and control operating expenses and capital improvement requirements at the properties. As discussed in Item 7. Liquidity and Capital Resources, of the Registrant's eight remaining properties, during 1994, six generated positive cash flow while two generated marginal cash flow deficits.

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

In March 1994, the Registrant completed the modification of the Ridgepoint Green and Ridgepoint Way first mortgage loans effective April 1994. The Registrant was obligated to sell the properties on or before October 1, 1995 on certain specified terms. Consequently, in August 1994, the Registrant sold the properties. See Item 7. Liquidity and Capital Resources for additional information.

During 1994, the Registrant refinanced the Spring Creek first mortgage loan. See Item 7. Liquidity and Capital Resources for additional information.

The Registrant, by virtue of its ownership of real estate is subject to federal and state laws and regulations covering various environmental issues. Management of the Registrant utilizes the services of environmental consultants to assess a wide range of environmental issues and to conduct tests for environmental contamination as appropriate. The General Partner is not aware of any potential liability due to environmental issues or conditions that would be material to the Registrant.

The officers and employees of Balcor Partners-84 II, Inc., the General Partner of the Registrant, and its affiliates perform services for the Registrant. The Registrant currently has no employees engaged in its operations.

Item 2. Properties
- ------------------
As of December 31, 1994, the Registrant owns the eight properties described below:

Location                      Description of Property
- --------                      -----------------------

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


Item 3. Legal Proceedings
- -------------------------

The Registrant is not subject to any material pending legal proceedings, nor were any such proceedings terminated during the fourth quarter of 1994.

Item 4. Submission of Matters to a Vote of Security Holders
- -----------------------------------------------------------

No matters were submitted to a vote of the Limited Partners of the Registrant during 1994.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
- -------------------------------------------------------------------------
Matters
- -------

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

As of December 31, 1994, the number of record holders of Limited Partnership Interests of the Registrant was 8,499.

Item 6. Selected Financial Data
- -------------------------------
                                      Year ended December 31,
                    ----------------------------------------------------------
                       1994        1993        1992        1991        1990
                    ----------  ----------  ----------  ----------  ----------

Total income       $17,020,543 $17,984,872 $21,928,782 $21,284,255 $21,254,053
(Loss) before gains
  on sales of assets
  and extraordinary
  items             (3,313,544) (3,371,970) (5,099,275) (5,662,553) (5,484,230)
Net income (loss)    2,454,938   9,901,817  (5,099,275) (5,662,553) (5,484,230)
Net income (loss)
  per Limited Part-
  nership Interest       27.92      112.63      (58.00)     (64.41)     (62.38)
Total assets        56,636,602  73,333,165 100,416,387 104,489,888 110,712,217
Mortgage notes
  payable           65,971,823  84,130,907 120,086,011 120,708,225 122,370,278


Item 7. Management's Discussion and Analysis of Financial Condition and
- -----------------------------------------------------------------------
Results of Operations
- ---------------------

Summary of Operations
- ---------------------

Balcor Realty Investors 84 - Series II (the "Partnership") sold two properties in August 1994 and an additional property in April 1993. In addition, the Partnership recognized an extraordinary gain on forgiveness of debt relating to the repayment of the mortgage notes in connection with the 1994 property sales and extraordinary gains on two other properties that were lost through foreclosure in March and May of 1993. Finally, in April 1993, the Partnership refinanced the Ridgetree II first mortgage loan at a discount. The timing of the gains related to these events resulted in a decrease in net income during 1994 as compared to 1993, and net income in 1993 as compared to a net loss in 1992. Further discussion of the Partnership's operations are summarized below.


Operations
- ----------

1994 Compared to 1993
- ---------------------

The Partnership sold the Butterfield Village Apartments in April 1993 and the Ridgepoint Green and Ridgepoint Way apartment complexes in August 1994. As a result, the Partnership experienced decreases in rental and service income, interest expense on mortgage notes payable, depreciation, and property management fees during 1994 as compared to 1993. Increased occupancy and/or rental rates at five of the Partnership's remaining properties partially offset the above decrease in rental and service income and, consequently, property management fees.

The Ridgepoint Green and Ridgepoint Way first mortgage loans were modified, effective April 1994. The Partnership had previously recognized interest expense liabilities under the prior terms of these loans. In connection with the modifications, the Partnership wrote-off approximately $290,000 of these liabilities which, along with decreased interest rates, contributed to the decrease in interest expense on mortgage notes payable discussed above. During April, May and December 1993, the Ridgetree II, Meadow Creek and Park Colony loans were refinanced or modified. In addition, in accordance with the loan agreements, the interest rates on the Rosehill Pointe and Westwood Village loans were adjusted to lower rates during July and October 1993, respectively. These events also contributed to the decrease.

During 1994, the General Partner made net advances to the Partnership for additional working capital. This, along with higher interest rates in 1994, resulted in an increase in interest expense on short-term loans during 1994 as compared to 1993.

Due to the sale of the Butterfield Village Apartments and the foreclosure of the Highland Ridge Apartments, the Partnership fully amortized the remaining financing fees related to the corresponding mortgage notes payable in 1993.

Insurance premiums increased at all of the Partnership's properties. This, along with higher utility, payroll, and advertising costs at the La Contenta, Ridgetree II, Rosehill Pointe, Seabrook, Spring Creek, and Westwood Village apartment complexes caused an increase in property operating expense during 1994 as compared to 1993. This was partially offset by a decrease in property operating expense due to the property dispositions discussed above.

Higher maintenance and repair expense, which included exterior painting and wood siding replacement, asphalt repairs, landscaping improvements, plumbing repairs and the replacement of floor coverings, was incurred at the La Contenta, Meadow Creek, Park Colony, Ridgepoint Green, Ridgepoint Way, Seabrook and Spring Creek apartment complexes during 1994. The Partnership had deferred non-critical costs during 1993 at the Ridgepoint Green and Ridgepoint Way apartment complexes due to the bankruptcy filings. In addition, in accordance with the terms of the bankruptcy plans, the Partnership completed exterior painting at these two properties during 1994. These increases were partially offset by the decrease caused by the sale of the Butterfield Apartments in 1993.


During 1994, higher real estate taxes were incurred at the Ridgetree II Apartments as a result of an increased assessment. This additional expense fully offset the reduction in real estate tax expense due to the property dispositions discussed above and resulted in an increase in real estate taxes for 1994 as compared to 1993.

An increase in legal fees relating to the Ridgepoint Green and Ridgepoint Way loan modifications, and higher accounting, portfolio management, and data processing fees resulted in an increase in administrative expense during 1994 as compared to 1993.

During August 1994 and April 1993, the Partnership recognized a gain of $4,257,709 on the sale of the Ridgepoint Green and Ridgepoint Way apartment complexes and a gain of $3,606,825 on the sale of the Butterfield Village Apartments, respectively.

During 1994, the Partnership recognized an extraordinary gain on forgiveness of debt of $1,510,773 in connection with the August 1994 sale of the Ridgepoint

Green and Ridgepoint Way apartment complexes. During 1993, the Partnership recognized an extraordinary gain on forgiveness of debt of $1,234,276 in connection with the April 1993 refinancing of the Ridgetree II Apartments. The Partnership also recognized extraordinary gains on foreclosures totaling $8,432,686 in connection with the foreclosures of the Rancho Mirage and Highland Ridge apartments complexes in March 1993 and May 1993, respectively.

1993 Compared to 1992
- ---------------------

The Partnership sold the Butterfield Village Apartments in April 1993 and did not record operations during 1993 for the Highland Ridge and Rancho Mirage apartment complexes as a result of their receivership status. As a result, the Partnership experienced decreases in rental and service income, interest expense on mortgage notes payable, depreciation, property operating expense, maintenance and repair expense, real estate taxes and property management fees during 1993 as compared to 1992. Increased occupancy levels and/or rental rates at seven of the Partnership's properties during 1993 partially offset the above decrease in rental and service income, and consequently, property management fees.

The Seabrook mortgage loan was originally financed by a bond issuance which matured in 1992. During the third quarter of 1992, the Partnership received interest income from the trustee of the bonds. This, as well as lower interest rates earned on short-term investments in 1993, resulted in a decrease in interest income on short-term investments during 1993 as compared to 1992.

In May and June 1992, the Partnership reached settlements with the sellers of the Rosehill Pointe and Ridgetree II apartment complexes. As a result, settlement income of $273,294 was recognized in connection with these transactions during 1992.

During July 1992 and April and May 1993, the Seabrook, Ridgetree II and Meadow Creek loans were refinanced. In addition, in accordance with the loan agreements, the interest rates on the Rosehill Pointe and Westwood Village loans were adjusted to lower rates during July and October 1993, respectively. These events contributed to the decrease in interest expense on mortgage notes payable during 1993 as compared to 1992.

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

During 1992, the Partnership incurred substantial expenditures for painting and cleaning and carpet replacement at the Park Colony Apartments in an effort to lease vacant units. In addition, the Partnership deferred non-critical maintenance and repair costs during 1993 at the Ridgepoint Green and Ridgepoint Way apartment complexes due to the bankruptcy filings. This contributed to the decrease in maintenance and repair expense during 1993 as compared to 1992.

During 1993, higher real estate taxes were incurred at the Meadow Creek, Spring Creek and Westwood Village apartment complexes as a result of increased tax rates and/or assessments. The additional expense partially offset the reduction in real estate tax expense due to the property dispositions discussed above and lower assessment at the La Contenta Apartments.

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

Liquidity and Capital Resources
- -------------------------------

The cash position of the Partnership decreased as of December 31, 1994 when compared to December 31, 1993. The Partnership received funds from investing activities relating to the sale of the Ridgepoint Green and Ridgepoint Way apartment complexes in August 1994. The Partnership used cash to fund certain of its financing activities which included the repayment of the Ridgepoint Green and Ridgepoint Way first mortgage loans in connection with the sale and the payment of principal on the Partnership's loans. In addition, cash was used to fund the Partnership's operating activities. The revenue generated by the Partnership's properties was offset by the payment of property operating expenses, administrative expenses, interest expense on the General Partner loan and expenditures relating to damage caused by a hail storm at the Ridgepoint Green and Ridgepoint Way apartment complexes. The Partnership expects to be reimbursed by its insurance company for the costs of the hail storm damage less the amount of the deductible portion of the claim.

The Partnership has loans of approximately $8,109,000 payable to the General Partner at December 31, 1994 in connection with funds advanced for working capital purposes and for property operating deficits. These loans are expected to be repaid from available cash flow from future property operations, or from proceeds received from the disposition of the Partnership's real estate investments prior to any distributions to the Limited Partners from these sources.

The General Partner may continue to provide additional short-term loans to the Partnership to fund working capital needs or property operating deficits, although there is no assurance that such loans will be available. Should such short-term loans not be available, the General Partner will seek alternative third party sources of financing working capital. However, the current economic environment and its impact on the real estate industry make it unlikely that the Partnership would be able to secure financing from third parties to fund working capital needs or operating deficits. Should additional borrowings be needed and not be available either through the General Partner or third parties, the Partnership may be required to dispose of some of its properties to satisfy these obligations.

In instances where the General Partner concludes that the Partnership's investment objectives cannot be met by continuing to own a particular property and fund operating deficits, the Partnership has suspended and may in the future suspend debt service payments or sell the property at a price less than its original cost. Suspension of debt service payments may lead to a renegotiation of terms with lenders which would permit the Partnership to continue to own properties or may lead to foreclosure or other action by lenders which would result in the relinquishment of title to properties in satisfaction of the outstanding mortgage loan balances. In the case of each property, the General Partner will pursue modification of underlying debt, consider suspending debt service payments and/or deferring non-critical repair and maintenance costs and analyze present and projected market conditions and projections for operations prior to determining the disposition of a property.

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit or a significant deficit, each after consideration of debt service payments unless otherwise indicated. A deficit is considered to be significant if it exceeds $250,000 annually or 20% of the property's rental and service income. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures, which include debt service payments. During 1994, six of the Partnership's eight remaining properties generated positive cash flow and two generated a marginal cash flow deficit.

During 1993, eight of the Partnership's ten remaining properties generated positive cash flow while two generated marginal cash flow deficits. As discussed above, the Ridgepoint Green and Ridgepoint Way apartment complexes were sold in August 1994.

The Park Colony and Westwood Village apartment complexes generated marginal cash flow deficits during 1993, whereas during 1994, the properties generated positive cash flow due to reduced debt service payments. The Park Colony loan was modified in 1993 and the interest rate on the Westwood Village loan was adjusted to a lower rate during 1993 in accordance with the loan agreement. The Ridgetree II Apartments, which generated positive cash flow during 1993, generated a marginal cash flow deficit during 1994 due to higher real estate taxes resulting from an increase in the assessed value of the property. The Seabrook Apartments, which generated positive cash flow during 1993, incurred expenditures for plumbing repairs and higher debt service payments due to increased interest rates which caused the property to operate at a marginal deficit during 1994.

During July 1994, the Spring Creek first mortgage loan was refinanced. See Note 3 of Notes to Financial Statements for additional information.

The Ridgepoint Green and Ridgepoint Way first mortgage loans were modified, effective April 1994. Pursuant to the modifications, the Partnership was obligated to sell the properties on or before the new October 1, 1995 maturity date on certain specified terms. Consequently, in August 1994, the Partnership sold the properties in an all cash sale for $17,790,715. After payment of the underlying mortgages at a discount and selling costs, the Partnership received proceeds of approximately $956,000 from the sale. A portion of these proceeds was used to reduce the outstanding short-term borrowings owed to the General Partner. See Notes 9 and 10 of Notes to Financial Statements for additional information.

While the cash flow of certain of the Partnership's properties has improved, the General Partner continues to pursue a number of actions aimed at improving the cash flow of the Partnership's properties including refinancing of mortgage loans, improving property operating performance, and seeking rent increases where market conditions allow. As of December 31, 1994, the occupancy rates of the Partnership's properties ranged from 93% to 98%, except Meadow Creek Apartments which had an occupancy rate of 89%. Despite improvements during 1993 and 1994 in the local economies and rental markets where certain of the Partnership's properties are located, the General Partner believes that continued ownership of many of the properties is in the best interests of the Partnership in order to maximize potential returns to Limited Partners. As a result, the Partnership will continue to own these properties for longer than the holding period for the assets originally described in the prospectus.

Each of the Partnership's properties is owned through the use of third-party mortgage loan financing and, therefore, the Partnership is subject to the financial obligations required by such loans. As a result of the General Partner's efforts to obtain refinancing of many existing loans with new lenders, the Partnership has no third-party, first mortgage financing which matures prior to October 1996.

Westwood Village Apartments is located near the Dallas/Ft. Worth Airport. A proposed expansion plan provides for the construction of two additional runways on airport property. A plan proposed by the Dallas/Fort Worth International Airport Board provides for varying levels of compensation to single family homeowners; however, no similar compensation is planned for the majority of apartment complex owners, including the property. In July 1993, the Partnership and other affected multi-family property owners filed a lawsuit seeking to obtain compensation. In October 1994, the airport board's motion for summary judgment was granted. The plaintiffs filed a motion for a new trial and/or to alter the judgment, which was denied in November 1994. As a result, the Partnership is not entitled to receive any compensation due to the airport expansion. The plaintiffs have decided not to appeal the decision due to the costs of continuing the litigation, but intend to continue to monitor the situation. Westwood Village Apartments, however, may be entitled to be reimbursed for the costs of soundproofing under the Final Environmental Impact Statement approved by the Federal Aviation Administration. However, a final determination will not be made until the runways are completed and actual noise studies are analyzed.

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

The General Partner has recently completed the outsourcing of the financial reporting and accounting services, transfer agent and investor records services, and computer operations and systems development functions that provided services to the Partnership. All of these functions are now being provided by independent third parties. Additionally, Allegiance Realty Group, Inc., which has provided property management services to all of the Partnership's properties, was sold to a third party. Each of these transactions occurred after extensive due diligence and competitive bidding processes. The General Partner does not believe that the cost of providing these services to the Partnership, in the aggregate, will be materially different to the Partnership during 1995 when compared to 1994.

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

Item 8. Financial Statements and Supplementary Data
- ---------------------------------------------------
See Index to Financial Statements and Schedule in this Form 10-K.

The supplemental financial information specified by Item 302 of Regulation S-K is not applicable.

The net effect of the differences between the financial statements and the tax returns is summarized as follows:

                        December 31, 1994           December 31, 1993
                    -------------------------   -------------------------

                      Financial        Tax      Financial         Tax
                     Statements      Returns    Statements      Returns
                     ----------     ---------   ----------     ---------

Total assets        $ 56,636,602$ 41,311,618  $ 73,333,165  $ 53,841,280
Partners' capital
 accounts (deficit):
  General Partner       (937,975)(11,183,177)     (962,524)  (10,521,827)
  Limited Partners   (17,158,670)(18,151,946)  (19,589,059)  (25,523,423)
Net income (loss):
  General Partner         24,549    (661,350)       99,018     1,323,647
  Limited Partners     2,430,389   7,371,477     9,802,799    18,354,775
  Per Limited Part-
    nership Interest       27.92       84.69        112.63        210.88


Item 9. Changes in and Disagreements with Accountants on Accounting and
- -----------------------------------------------------------------------
Financial Disclosure
- --------------------

There have been no changes in or disagreements with accountants on any matter of accounting principles, practices or financial statement disclosure.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant
- -----------------------------------------------------------

(a) The Registrant does not have a Board of Directors; however, Balcor Partners-84 II, Inc., the General Partner, does have a Board of Directors which consists of Thomas Meador and Allan Wood. The term of office as a director of the General Partner is one year. Directors are elected at the annual meeting of shareholders.

The directors of Balcor Partners-84 II, Inc., the General Partner of the Registrant, are not directors in any company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 or subject to the requirements of Section 15 (b) of the Act or any company registered as an investment company under the Investment Company Act of 1940. Messrs Meador and Wood are, however, directors of general partners of three other issuers, which have a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.

(b, c & e) The names, ages and business experiences of the executive officers, directors and significant employees of the General Partner of the Registrant are as follows:


     TITLE                                          OFFICERS
     -----                                      --------

Chairman, President and Chief           Thomas E. Meador
  Executive Officer
Executive Vice President,               Allan Wood
Chief Financial Officer and
  Chief Accounting Officer
Senior Vice President                   Alexander J. Darragh
First Vice President                    Daniel A. Duhig
First Vice President                    Josette V. Goldberg
First Vice President                    Alan G. Lieberman
First Vice President                    Brian D. Parker
 and Assistant Secretary
First Vice President                    John K. Powell, Jr.
First Vice President                    Reid A. Reynolds
First Vice President                    Thomas G. Selby


Thomas E. Meador (July 1947) joined Balcor in July 1979. He is Chairman, President and Chief Executive Officer and has responsibility for all ongoing day-to-day activities at Balcor. He is a Director of The Balcor Company. Prior to joining Balcor, Mr. Meador was employed at the Harris Trust and Savings Bank in the commercial real estate division where he was involved in various lending activities. Mr. Meador received his M.B.A. degree from the Indiana University Graduate School of Business.

Allan Wood (January 1949) joined Balcor in August 1983 and, as Balcor's Chief Financial Officer and Chief Accounting Officer, is responsible for the
financial and administrative functions.   He is also a Director of The Balcor
Company. Mr. Wood is a Certified Public Accountant. Prior to joining Balcor, he was employed by Price Waterhouse where he was involved in auditing public and private companies.

Alexander J. Darragh (February 1955) joined Balcor in September 1988 and has primary responsibility for the Portfolio Advisory Group. He is responsible for due diligence analysis and real estate advisory services in support of asset management, institutional advisory and capital markets functions. Mr. Darragh has supervisory responsibility of Balcor's Investor Services, Investment Administration, Fund Management and Land Management departments. Mr. Darragh received masters' degrees in Urban Geography from Queens's University and in Urban Planning from Northwestern University.

Daniel A. Duhig (October 1956) joined Balcor in November 1986 and is responsible for the Asset Management Department relating to real estate investments made by Balcor and its affiliated partnerships, including negotiations for modifications or refinancings of real estate mortgage investments and the disposition of real estate investments.

Josette V. Goldberg (April 1957) joined Balcor in January 1985 and has primary responsibility for all human resources matters. In addition, she has supervisory responsibility for Balcor's administrative and MIS departments. Ms. Goldberg has been designated as a Senior Human Resources Professional
(SHRP).

Alan G. Lieberman (June 1959) joined Balcor in May 1983 and is responsible for the Property Sales and Capital Markets Groups. Mr. Lieberman is a Certified Public Accountant.

Brian D. Parker (June 1951) joined Balcor in March 1986 and is responsible for Balcor's corporate and property accounting, treasury and budget activities. Mr. Parker is a Certified Public Accountant and holds an M.S. degree in Accountancy from DePaul University.

John K. Powell, Jr. (June 1950) joined Balcor in September 1985 and is responsible for the administration of the investment portfolios of Balcor's partnerships and for Balcor's risk management functions. Mr. Powell received a Master of Planning degree from the University of Virginia. He has been designated a Certified Real Estate Financier by the National Society for Real Estate Finance and is a full member of the Urban Land Institute.

Reid A. Reynolds (April 1950) joined Balcor in March 1981 and is involved with the asset management of residential properties for Balcor. Mr. Reynolds is a licensed Real Estate Broker in the State of Illinois.

Thomas G. Selby (July 1955) joined Balcor in February 1984 and has responsibility for various Asset Management functions, including oversight of the residential portfolio. From January 1986 through September 1994, Mr. Selby was Regional Vice President and then Senior Vice President of Allegiance Realty Group, Inc., an affiliate of Balcor providing property management services.
Mr. Selby was responsible for supervising the management of residential properties in the western United States.


(d) There is no family relationship between any of the foregoing officers or directors.

(f) None of the foregoing officers, directors or employees are currently involved in any material legal proceedings nor were any such proceedings terminated during the fourth quarter of 1994.

Item 11. Executive Compensation
- -------------------------------

The Registrant has not paid and does not propose to pay any remuneration to the executive officers and directors of the General Partner. Certain of these officers receive compensation from The Balcor Company for services performed for various affiliated entities, which may include services performed for the Registrant. However, the General Partner believes that any such compensation attributable to services performed for the Registrant is immaterial to the Registrant. See Note 8 of Notes to Financial Statements for the information relating to transactions with affiliates.

Item 12. Security Ownership of Certain Beneficial Owners and Management
- -----------------------------------------------------------------------

(a) No person owns of record or is known by the Registrant to own beneficially more than 5% of the outstanding Limited Partnership
Interests of the Registrant.

(b) Balcor Partners-84 II, Inc. and its shareholders, directors, and officers own as a group the following Limited Partnership Interests in the Registrant.

                                   Amount
                                Beneficially
         Title of Class            Owned       Percent of Class
         --------------        -------------   ----------------
         Limited Partnership
           Interests            95 Interests     Less than 1%

Relatives and affiliates of the partners and officers of the General Partner own 46 Interests.

(c) The Registrant is not aware of any arrangements, the operation of which may result in a change of control of the Registrant.

Item 13. Certain Relationships and Related Transactions
- -------------------------------------------------------

(a & b) See Note 2 of Notes to Financial Statements for information relating to the Partnership Agreement and the allocation of distributions and profits and losses.

See Note 8 of Notes to Financial Statements for additional information relating to transactions with affiliates.

(c) No management person is indebted to the Registrant.

(d) The Registrant has no outstanding agreements with any promoters.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedule, and Reports on Form 8-K
- -------------------------------------------------------------------------

(a)
(1 & 2) See Index to Financial Statements and Financial Statement Schedule in this Form 10-K.

(3) Exhibits:

(3) The Amended and Restated Agreement and Certificate of Limited Partnership is set forth as Exhibit 3 to Amendment No. 2 to Registrant's Registration Statement on Form S-11 dated July 6, 1984 (Registration No. 2-89319), and said Agreement and Certificate is incorporated herein by reference.

(4) Form of Subscription Agreement and Power of Attorney set forth as
Exhibit 4.1 to Amendment No. 2 of the Registrant's Registration Statement on Form S-11 dated July 6, 1984 (Registration No. 2-89319), and Form of Confirmation regarding Interests in the Registrant set forth as Exhibit 4.2 to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1992 (Commission File No. 0-13334) are incorporated herein by reference.

(10) Material Contracts

Agreement of Sale relating to the sale of Ridgepoint Green and Ridgepoint Way apartment complexes, Dallas, Texas, previously filed as Exhibit (2) to the Registrant's Report on Form 8-K dated July 8, 1994 is incorporated herein by reference.

(27) Financial Data Schedule of the Registrant for 1994 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended December 31, 1994.

(c) Exhibits: See Item 14(a)(3) above.

(d) Financial Statement Schedules: See Index to Financial Statements and Financial Statement Schedule in this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         BALCOR REALTY INVESTORS 84-SERIES II,
                         A REAL ESTATE LIMITED PARTNERSHIP


                         By:  /s/Allan Wood
                              ------------------------
                              Allan Wood
                              Executive Vice President, Chief
                              Accounting and Financial Officer
                              and Director (Principal Accounting
                              and Financial Officer) of Balcor
                              Partners-84 II, Inc., the General
                              Partner

Date: March 23, 1995
      ------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                      Title                       Date
- ----------------------   ---------------------------------    ------------
                         President, Chief Executive Officer
                         (Principal Executive Officer) and
                         Director of Balcor Partners-84 II,
/s/Thomas E. Meador      Inc., the General Partner           March 23, 1995
- --------------------                                         --------------
  Thomas E. Meador

                         Executive Vice President, and Chief
                         Accounting and Financial Officer
                         and Director (Principal Accounting
                         and Financial Officer) of Balcor
                         Partners-84 II, Inc., the General
   /s/Allan Wood         Partner                             March 23, 1995
- --------------------                                         --------------
     Allan Wood

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

Report of Independent Accountants

Financial Statements:

Balance Sheets, December 31, 1994 and 1993

Statements of Partners' Deficit, for the years ended December 31, 1994, 1993 and 1992

Statements of Income and Expenses, for the years ended December 31, 1994, 1993 and 1992

Statements of Cash Flows, for the years ended December 31, 1994, 1993 and 1992

Notes to Financial Statements

Financial Statement Schedule:

III - Real Estate and Accumulated Depreciation, as of December 31, 1994

Financial Statement Schedules, other than that listed, are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Balcor Realty Investors 84-Series II, A Real Estate Limited Partnership at December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.








                                   COOPERS & LYBRAND L.L.P


Chicago, Illinois
February 27, 1995

                     BALCOR REALTY INVESTORS 84-SERIES II,
                      A REAL ESTATE LIMITED PARTNERSHIP
                      (A Maryland Limited Partnership)

                              BALANCE SHEETS
                        December 31, 1994 and 1993



                                  ASSETS


                                                    1994          1993
                                               ------------- -------------
Cash and cash equivalents                      $    325,412  $  1,160,704
Escrow deposits                                   1,094,558     1,149,671
Accounts and accrued interest receivable            364,052        65,276
Deferred expenses, net of accumulated
  amortization of $585,255 in 1994 and
  $1,084,192 in 1993                                743,815     1,064,613
                                               ------------- -------------
                                                  2,527,837     3,440,264
                                               ------------- -------------
Investment in real estate, at cost:
  Land                                           11,076,389    15,412,784
  Buildings and improvements                     71,945,955    86,867,741
                                               ------------- -------------
                                                 83,022,344   102,280,525
  Less accumulated depreciation                  28,913,579    32,387,624
                                               ------------- -------------
Investment in real estate, net of accumulated
  depreciation                                   54,108,765    69,892,901
                                               ------------- -------------
                                               $ 56,636,602  $ 73,333,165
                                               ============= =============



                      LIABILITIES AND PARTNERS' DEFICIT



Loans payable - affiliate                      $  8,108,555  $  7,775,723
Accounts payable                                    170,393       115,493
Due to affiliates                                   258,657       268,432
Accrued liabilities, principally interest
  and real estate taxes                           1,131,065     2,274,720
Security deposits                                   293,922       372,855
Mortgage notes payable                           65,971,823    84,130,907
                                               ------------- -------------
    Total liabilities                            75,934,415    94,938,130


Affiliates' participation in joint ventures      (1,201,168)   (1,053,382)

Partners' deficit (87,037 Limited Partnership
  Interests issued and outstanding)             (18,096,645)  (20,551,583)
                                               ------------- -------------
                                               $ 56,636,602  $ 73,333,165
                                               ============= =============

  The accompanying notes are an integral part of the financial statements.

                     BALCOR REALTY INVESTORS 84-SERIES II,
                      A REAL ESTATE LIMITED PARTNERSHIP
                      (A Maryland Limited Partnership)

                        STATEMENTS OF PARTNERS' DEFICIT
              for the years ended December 31, 1994, 1993 and 1992



                                          Partners' Deficit Accounts
                                 -----------------------------------------
                                                  General       Limited
                                     Total        Partner     Partners(A)
                                 ------------- ------------- -------------

Balance at December 31, 1991     $(25,354,125) $ (1,010,549) $(24,343,576)

Net loss for the year
  ended December 31, 1992          (5,099,275)      (50,993)   (5,048,282)
                                 ------------- ------------- -------------
Balance at December 31, 1992      (30,453,400)   (1,061,542)  (29,391,858)

Net income for the year
  ended December 31, 1993           9,901,817        99,018     9,802,799
                                 ------------- ------------- -------------
Balance at December 31, 1993      (20,551,583)     (962,524)  (19,589,059)

Net income for the year
  ended December 31, 1994           2,454,938        24,549     2,430,389
                                 ------------- ------------- -------------
Balance at December 31, 1994     $(18,096,645) $   (937,975) $(17,158,670)
                                 ============= ============= =============

(A)  Includes a $95,000 investment by the General Partner.

  The accompanying notes are an integral part of the financial statements.


                     BALCOR REALTY INVESTORS 84-SERIES II,
                      A REAL ESTATE LIMITED PARTNERSHIP
                      (A Maryland Limited Partnership)

                     STATEMENTS OF INCOME AND EXPENSES
            for the years ended December 31, 1994, 1993 and 1992



                                      1994          1993          1992
                                 ------------- ------------- -------------
Income:
  Rental and service             $ 16,985,963  $ 17,953,526  $ 21,494,257
  Interest on short-term
    investments                        34,580        31,346       161,231
  Settlement income                                               273,294
                                 ------------- ------------- -------------
    Total income                   17,020,543    17,984,872    21,928,782
                                 ------------- ------------- -------------
Expenses:
  Interest on mortgage notes
    payable                         6,514,973     8,287,777    10,864,977
  Interest on short-term loans        399,006       290,389       281,481
  Depreciation                      2,492,641     2,712,857     3,573,761
  Amortization of deferred
    expenses                          211,246       441,513       271,755
  Property operating                4,968,623     4,729,076     6,092,794
  Maintenance and repairs           2,462,717     1,838,831     2,613,933

  Real estate taxes                 1,639,635     1,553,880     1,708,931
  Property management fees            850,097       893,859     1,047,321
  Administrative                      870,872       679,625       653,998
                                 ------------- ------------- -------------
    Total expenses                 20,409,810    21,427,807    27,108,951
                                 ------------- ------------- -------------
Loss before gain on sale of
  properties, participations in
  joint ventures and
  extraordinary items              (3,389,267)   (3,442,935)   (5,180,169)
Gain on sale of properties          4,257,709     3,606,825
Affiliates' participation in
  losses from joint ventures           75,723        70,965        80,894
                                 ------------- ------------- -------------
Income (loss) before
  extraordinary items                 944,165       234,855    (5,099,275)
                                 ------------- ------------- -------------
Extraordinary items:
  Gain on forgiveness of debt       1,510,773     1,234,276
  Gain on foreclosure of
    properties                                    8,432,686
                                 -------------  ------------
    Total extraordinary items       1,510,773     9,666,962
                                 ------------- ------------- -------------
Net income (loss)                $  2,454,938  $  9,901,817  $ (5,099,275)
                                 ============= ============= =============
Income (loss) before
  extraordinary items allocated
  to General Partner             $      9,441  $      2,349  $    (50,993)
                                 ============= ============= =============
Income (loss) before
  extraordinary items allocated
  to Limited Partners            $    934,724  $    232,506  $ (5,048,282)
                                 ============= ============= =============
Income (loss) before
  extraordinary items per
  Limited Partnership Interest
  (87,037 issued and
  outstanding)                   $      10.74  $       2.68  $     (58.00)
                                 ============= ============= =============

  The accompanying notes are an integral part of the financial statements.


                     BALCOR REALTY INVESTORS 84-SERIES II,
                      A REAL ESTATE LIMITED PARTNERSHIP
                      (A Maryland Limited Partnership)

                          STATEMENTS OF CASH FLOWS
            for the years ended December 31, 1994, 1993 and 1992




                                      1994          1993          1992
                                 ------------- ------------- -------------
Operating activities:

  Net income (loss)              $  2,454,938  $  9,901,817  $ (5,099,275)
  Adjustments to reconcile net
    income (loss) to net cash
    used in operating activities:
      Gain on forgiveness of debt  (1,510,773)   (1,234,276)
      Gain on foreclosure of
        properties                               (8,432,686)
      Gain on sale of properties   (4,257,709)   (3,606,825)

      Affiliates' participation
        in losses from joint
        ventures                      (75,723)      (70,965)      (80,894)
      Depreciation of properties    2,492,641     2,712,857     3,573,761
      Amortization of deferred
        expenses                      211,246       441,513       271,755
      Deferred interest expense                                   689,421
      Net change in:
        Escrow deposits                55,113      (360,723)        1,166
        Accounts and accrued
          interest receivable        (298,776)      165,444        81,663
        Accounts payable               54,900      (185,544)     (467,175)
        Due to affiliates              (9,775)       99,586        15,662
        Accrued liabilities          (615,274)      341,199      (218,889)
        Security deposits             (78,933)     (102,146)      (17,016)
                                 ------------- ------------- -------------
  Net cash used in operating
    activities                     (1,578,125)     (330,749)   (1,249,821)
                                 ------------- ------------- -------------
Investing activities:

  Proceeds from sale of
    properties                     17,790,715     9,385,000
  Costs incurred in connection
    with sale of properties          (241,511)     (164,056)
                                 -------------  ------------
  Net cash provided by investing
    activities                     17,549,204     9,220,944
                                 -------------  ------------
Financing activities:

  Capital contributions by joint
    venture partners -
    affiliates                         17,320                     114,741
  Distributions to joint venture
    partners - affiliates             (89,383)      (25,037)      (82,416)
  Proceeds from loans payable -
    affiliate                         866,905     1,086,469     2,383,975
  Repayment of loans payable -
    affiliate                        (534,073)   (1,429,236)
  Proceeds from issuance of
    mortgage notes payable          7,448,362    13,236,340
  Principal payments on mortgage
    notes payable                    (576,339)     (614,974)   (1,311,635)
  Repayments of mortgage notes
    payable                       (23,693,178)  (19,792,049)
  Payment of deferred expenses       (245,985)     (414,832)      (58,585)
                                 -------------  ------------  ------------
  Net cash (used in) or provided
    by financing activities       (16,806,371)   (7,953,319)    1,046,080
                                 -------------  ------------  ------------
Net change in cash and cash
  equivalents                        (835,292)      936,876      (203,741)
Cash and cash equivalents at
  beginning of year                 1,160,704       223,828       427,569
                                 ------------- ------------- -------------
Cash and cash equivalents at
  end of year                    $    325,412  $  1,160,704  $    223,828
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

                     BALCOR REALTY INVESTORS 84-SERIES II,
                       A REAL ESTATE LIMITED PARTNERSHIP
                        (A Maryland Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policies:

(a) Depreciation expense is computed using the straight-line and accelerated methods. Rates used in the determination of depreciation are based upon the following estimated useful lives:

                                                     Years
                                                     -----
               Buildings, building appurtenances
                 and land improvements                30
               Furniture and fixtures                  5

Maintenance and repairs are charged to expense when incurred. Expenditures for improvements are charged to the related asset account.

Interest incurred while properties were under construction was capitalized.

The Partnership records its investments in real estate at cost, and periodically assesses possible impairment to the value of its properties. In the event that the General Partner determines that a permanent impairment in value has occurred, the carrying basis of the property is reduced to its estimated fair value.

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

3. Mortgage Notes Payable:Mortgage notes payable at December 31, 1994 and 1993 consisted of the following:

                          Carrying      Carrying
                           Amount        Amount       Current    Current    Estimated     Final
  Property Pledged       of Notes at   of Notes at   Interest    Monthly     Balloon     Maturity
  as Collateral           12/31/94      12/31/93       Rate      Payment     Payment       Date
  -----------------      ----------    ----------    --------    -------    ---------    -------
Apartment Complexes:
La Contenta           $ 7,119,382     $ 7,194,869      9.50%   $ 62,634    $ 6,933,000     1996
Meadow Creek (A)        5,141,497       5,182,477      8.54%     40,131       4,972,000    1998
Park Colony (B)         9,975,000       9,975,000     9.375%     78,125      9,753,000     1999
Ridgepoint Green (C)                    8,579,085
Ridgepoint Way (C)                      9,352,022
Ridgetree (Phase II)(D) 7,868,144       7,914,857     10.05%     70,004      7,529,000     2000
Rosehill Pointe        14,750,078      15,000,906     7.875%    117,886     13,619,000     1998
                        1,344,000(E)    1,344,000      9.75%     14,238      1,206,000     1998
Seabrook                5,081,898       5,081,898     10.85%     45,949      5,082,000     1997
Spring Creek (F)        7,420,202       7,091,610      9.21%     61,060      7,076,000     2000
Westwood Village        7,271,622       7,414,183     6.498%     52,333      6,612,000     1998
                     ------------    ------------

    Total             $65,971,823     $84,130,907
                     ============    ============
        See notes (A) through (F).

(A) In May 1993, this loan was refinanced. The interest rate decreased from 10% to 8.54%, the maturity date was extended from September 1993 to June 1998 and the monthly payments decreased from $46,444 to $40,131. Proceeds from the new $5,200,000 first mortgage loan were used to repay the existing first mortgage loan of $5,178,672.

(B) In December 1993, this loan was modified. The interest rate decreased from 10.25% to 9.375%, the maturity date was extended from July 1996 to January 1999, and monthly payments decreased from $92,223 to $78,125.

(C) Plans of reorganization related to these loans were confirmed by the Bankruptcy Court in March 1994 and made effective in April 1994. The lender's secured claims for these loans totaled $19,195,524 which equaled the outstanding principal balances of the loans, unpaid interest through the effective date of the plans and legal and professional fees incurred by the lender in the bankruptcy proceedings. The outstanding principal amount of the loans were to bear interest at 8% through the new maturity date of October 1, 1995. Under the plans, the Partnership had until maturity to sell the properties on certain specified terms, and did so during August 1994. See Notes 9 and 10 of Notes to Financial Statements for additional information.

(D) In April 1993, this loan was refinanced. The interest rate decreased from 11.00% to 10.05%, the maturity date was extended from August 1996 to May 2000 and monthly payments decreased from $83,300 to $70,004. Proceeds from the $7,784,630 first mortgage loan and the $158,870 second mortgage loan, along with a principal payment of $400,302, were used to repay the existing $9,578,078 first mortgage loan which represents a discount of $1,234,276.

(E) In January 1995, this loan was modified. The interest rate remained at 9.75%, the maturity date was extended from January 1995 to January 1998, and the monthly payments of $10,920 increased to $14,238.

(F) In July 1994, this loan was refinanced. The interest rate decreased from 9.25% to 9.21%, the maturity date was extended from August 1994 to August 2000, and the monthly payments increased from $54,729 to $61,060. Proceeds from the new $7,448,362 first mortgage loan were used to repay the existing first mortgage loan of $7,100,000.

The Partnership's loans described above require current monthly payments of principal and interest except for the Park Colony and Seabrook mortgage loans which require interest only payments.

Five-year maturities of the mortgage notes payable are approximately as follows:

                         1995    $   700,000
                         1996      7,738,000
                         1997      5,891,000
                         1998     26,912,000
                         1999      9,903,000

During 1994, 1993 and 1992, the Partnership incurred interest expense on mortgage notes payable of $6,514,973, $8,287,777 and $10,864,977 and paid interest expense of $6,863,768, $7,888,588 and $10,255,657, respectively.

4. Management Agreements:

As of December 31, 1994, all of the properties owned by the Partnership are under management agreements with a third party management company. These management agreements provide for annual fees of 5% of gross operating receipts.

5. Seller's Participation in Joint Venture:

Meadow Creek Apartments is owned by a joint venture between the Partnership and the seller. The seller retains an interest in the property through an interest in the joint venture. All assets, liabilities, income and expenses of the joint venture are included in the financial statements of the Partnership with the appropriate deduction from income, if any, for the seller's participation in the joint venture.

6. Affiliates' Participation in Joint Ventures:

Rosehill Pointe Apartments is owned by a joint venture between the Partnership and an affiliated partnership. Profits and losses are allocated 61.62% to the Partnership and 38.38% to the affiliate. In addition, Seabrook Apartments is owned by a joint venture between the Partnership and two affiliates of the Partnership. Profits and losses are allocated 83.72% to the Partnership and 16.28% to the affiliates. All assets, liabilities, income and expenses of the joint ventures are included in the financial statements of the Partnership with appropriate adjustment of profit or loss for the affiliates' participation in the joint ventures.

7. Tax Accounting:

The Partnership keeps its books in accordance with the Internal Revenue Code, rules and regulations promulgated thereunder and existing interpretations thereof. The accompanying financial statements, which are prepared in compliance with generally accepted accounting principles, will differ from the tax returns due to the different treatment of various items as specified in the Internal Revenue Code. The net effect of these accounting differences is that the net income for 1994 in the financial statements is $4,255,189 less than the tax income of the Partnership for the same period.

8. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates are:

                     Year Ended          Year Ended          Year Ended
                      12/31/94            12/31/93            12/31/92
                 ------------------  ------------------  ------------------
                   Paid     Payable    Paid      Payable    Paid     Payable
                 ---------  -------  --------    -------  --------   -------
Property manage-
  ment fees       $827,716      None   $866,889 $104,097   $976,555   $77,127
Reimbursement of
  expenses to
  General Partner
  at cost:
    Accounting      80,957    31,333     64,215    5,310     65,890     4,813
    Data processing 64,251    14,023     36,471    6,722     41,631     3,428
    Investment
       processing    7,068       571     10,056      831      1,711       125
    Investor com-
      munications   12,403     5,388      8,223      680     10,182       744
    Legal           15,160     9,948     16,178    1,338     20,582     1,504
    Portfolio
       management   76,659    32,097     73,612    8,332     53,175    12,888
    Other           25,194     4,658     15,075    1,246     19,106     1,396

Allegiance Realty Group, Inc., an affiliate of the General Partner, managed all of the Partnership's properties until the affiliate was sold to a third party in November 1994.

As of December 31, 1994, the General Partner has advanced $8,108,555, including net advances of $332,832 during 1994, to the Partnership to provide working capital and meet other Partnership obligations. During 1994, 1993 and 1992, the Partnership incurred interest expense of $399,006, $290,389 and $281,481, respectively, in connection with these loans. The Partnership paid interest expense of $378,243, $217,334 and $248,308 during 1994, 1993 and 1992, respectively. As of December 31, 1994, interest of $160,639 was payable on these advances. Interest was computed at the American Express Company cost of funds rate plus a spread to cover administrative expenses. As of December 31, 1994, this rate was 6.56%.

As of January 1, 1993, the Partnership had a $300,000 outstanding letter of credit which was guaranteed by an affiliate of the General Partner. This letter of credit was required by the lending institution of the Ridgetree II mortgage loan. During 1993, the $300,000 guarantee was released.

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

The Partnership participates in an insurance deductible program with other affiliated partnerships in which the program pays claims up to the amount of the deductible under the master insurance policies for its properties. The program is administered by an affiliate of the General Partner who receives no fee for administering the program. The Partnership's premiums to the deductible insurance program were $186,498, $126,927 and $158,266 in 1994, 1993 and 1992, respectively.

9. Property Sales:

The Partnership sold the Ridgepoint Green and Ridgepoint Way apartment complexes during 1994 and the Butterfield Village Apartments during 1993 in separate all cash sales for $17,790,715 and $9,385,000, respectively. From the proceeds of the sales, the Partnership paid $16,593,178 and $6,269,575 in full satisfaction of the properties' first mortgage loans, respectively. The bases of these properties totaled $13,291,495 and $5,614,119, net of accumulated depreciation of $5,966,686 and $2,713,101, respectively. For financial statement purposes, the Partnership recognized gains of $4,257,709 and $3,606,825 from the sale of these properties during 1994 and 1993, respectively. The remaining proceeds from the sales were used to repay a portion of the loan from the General Partner.

10. Extraordinary Items:

(a) During 1994, the Ridgepoint Green and Ridgepoint Way apartment complexes were sold. In connection with the sale, the mortgage notes which had outstanding balances of $18,459,488, including accrued interest, were repaid for $16,593,178. The Partnership also fully amortized the remaining $355,537 of loan modification fees related to the 1989 modifications of these mortgage notes. During 1993, the Ridgetree II mortgage note was refinanced. In connection with the refinancing, the mortgage note which had an outstanding balance of $9,578,078, including accrued interest and other fees, was repaid for $8,343,802. These transactions resulted in extraordinary gains on forgiveness of debt totaling $1,510,773 in 1994 and $1,234,276 in 1993 for financial statement purposes.

(b) During 1993, title to the Rancho Mirage and Highland Ridge Apartments were relinquished through foreclosure. The Partnership wrote off the property bases of $19,861,720, net of accumulated depreciation of $8,478,201, mortgage loan balances of $27,645,298, accrued and unpaid interest expense and real estate taxes of $619,926 and security deposits of $29,182. The Partnership recognized extraordinary gains of $8,432,686 during 1993 for financial statement purposes.

                                  BALCOR REALTY INVESTORS 84-SERIES II
                                   A REAL ESTATE LIMITED PARTNERSHIP
                                    (A Maryland Limited Partnership)

                         SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                         as of December 31, 1994
        Col. A                 Col. B          Col. C                         Col. D
- ---------------------         --------  --------------------    ---------------------------------
                                            Initial Cost                Cost Adjustments
                                           to Partnership           Subsequent to Acquisition
                                        --------------------    ---------------------------------
                                                   Buildings              Carrying
                               Encum-               and Im-    Improve-     Costs       Reduction
     Description               brances    Land    provements     ments       (a)        of Basis
- ---------------------          -------  -------- ------------  ---------  ---------    ----------
La Contenta Apts., 274-
  units in Tempe, AZ             (d)  $1,300,000   $5,875,000      None    $612,142         None

Meadow Creek Apts., 250-
  units in Pineville, NC         (d)     550,000    6,150,000      None     905,804    $(548,116)(f)

Park Colony Apts.,
  352-units in
  Gwinnett County, GA            (d)   1,450,000    9,000,000   $44,720   1,255,336         None

Ridgetree Apts.
  (Phase II), 354-units
  in Dallas, TX                  (d)   1,432,000    8,643,000      None   1,289,690         None

Rosehill Pointe Apts.,
  498-units in
  Lenaxa, KS                     (d)   2,350,000   15,948,000      None   1,799,487      (63,517)(f)

Seabrook Apts.,
  200-units in
  Orange County, FL              (d)     757,000    5,465,000      None     764,278         None

Spring Creek Apts., 288-
  units in Columbus, OH          (d)   1,400,000    7,005,000      None   1,054,199     (856,121)(f)

Westwood Apts., 320-
  units in Irving, TX            (d)   2,265,000    6,914,000      None   1,261,442   (1,001,000)(g)
                                     -----------  -----------  -------- -----------  -----------
    Total                            $11,504,000  $65,000,000  $ 44,720 $ 8,942,378  $(2,468,754)
                                     ===========  ===========  ======== ===========  ===========

See Notes (a) through (g).

                                  BALCOR REALTY INVESTORS 84-SERIES II
                                   A REAL ESTATE LIMITED PARTNERSHIP
                                   (A Maryland Limited Partnership)

                        SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        as of December 31, 1994
                                               (Continued)
       Col. A                          Col. E                 Col. F      Col. G   Col. H     Col. I
- -------------------       --------------------------------   --------    --------  ------ --------------
                               Gross Amounts at Which                                        Life Upon
                             Carried at Close of Period                                    Which Depre-
                              -------------------------------                               ciation in
                                     Buildings               Accumulated   Date     Date   Latest Income
                                      and Im-       Total     Deprecia-   of Con-   Acq-     Statement
    Description             Land    provements     (b)(c)      tion(c)   struction  uired   is Computed
- -------------------      ----------------------------------------------- ---------- ----- --------------
La Contenta Apts., 274-
  units in Tempe, AZ    $1,301,240   $6,485,902   $7,787,142 $ 2,797,678    1984    7/83        (e)

Meadow Creek Apts., 250-
  units in Pineville, NC   509,743    6,547,945    7,057,688   2,576,785    1985    1/84        (e)

Park Colony Apts.,
  352-units in
  Gwinnett County, GA    1,451,544   10,298,512   11,750,056   4,241,310    1984    5/83        (e)

Ridgetree Apts.
  (Phase II) 354-units
  in Dallas, TX          1,432,426    9,932,264   11,364,690   4,022,094    1984    2/83        (e)

Rosehill Pointe Apts.,
  498-units in
  Lenexa, KS             2,343,930   17,690,040   20,033,970   6,649,112    1985    11/84       (f)

Seabrook Apts.,
  200-units in
  Orange County, FL        773,470    6,212,808    6,986,278   2,406,343    1985    12/83       (e)

Spring Creek Apts., 288-
  units in Columbus, OH  1,262,965    7,340,113    8,603,078   2,978,143    1985    2/84        (e)

Westwood Apts., 320-
  units in Irving, TX    2,001,071    7,438,371    9,439,442   3,242,114    1984    3/83        (e)
                       -----------  ----------- ------------ -----------
    Total              $11,076,389  $71,945,955 $ 83,022,344 $28,913,579
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

(b) The aggregate cost of land for Federal income tax purposes is $11,472,495 and the aggregate cost of buildings and improvements for Federal income tax purposes is $64,883,866. The total of the above-mentioned is $76,356,361.

(c)
                                          Reconciliation of Real Estate
                                   ---------------------------------------
                                       1994         1993         1992
                                   ------------ ------------ ------------

Balance at beginning of year       $102,280,525 $138,947,666 $138,947,666

Reductions during the year:
  Cost of real estate sold          (19,258,181)  (8,327,220)
  Foreclosure of properties                      (28,339,921)
                                   ------------ ------------ ------------
  Balance at end of year           $ 83,022,344 $102,280,525 $138,947,666
                                   ============ ============ ============

                                   Reconciliation of Accumulated Depreciation
                                  -----------------------------------------
                                       1994            1993           1992
                                   ------------ ------------  ------------

     Balance at beginning of year   $32,387,624  $40,866,069 $ 37,292,308
     Depreciation expense for the
       year                           2,492,641    2,712,857    3,573,761
     Accumulated depreciation of
        real estate sold             (5,966,686)  (2,713,101)
     Foreclosure of properties                    (8,478,201)
                                   ------------ ------------ ------------
     Balance at end of year         $28,913,579 $ 32,387,624 $ 40,866,069
                                   ============ ============ ============

(d) See description of Mortgage Notes Payable in Note 3 of Notes to Financial Statements.

(e) Depreciation expense is computed based upon the following estimated useful lives:


                                                     Years
                                                     -----
               Buildings, building appurtenances
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