Form 10-Q
period 1995-03-31
BALCOR REALTY INVESTORS 84 SERIES II
filed 1995-05-15
CIK 740582

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - -----
      EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1995
                               --------------
                                       OR

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

                                 BALANCE SHEETS
                      March 31, 1995 and December 31, 1994
                                  (Unaudited)


                                    ASSETS

                                                    1995          1994
                                               ------------- -------------
Cash and cash equivalents                      $    549,572  $    325,412
Escrow deposits                                   1,120,228     1,094,558
Accounts and accrued interest receivable            364,148       364,052
Deferred expenses, net of accumulated
  amortization of $629,775 in 1995
  and $585,255 in 1994                              699,295       743,815
                                               ------------- -------------
                                                  2,733,243     2,527,837
                                               ------------- -------------
Investment in real estate, at cost:
  Land                                           11,076,389    11,076,389
  Buildings and improvements                     71,945,955    71,945,955
                                               ------------- -------------
                                                 83,022,344    83,022,344
  Less accumulated depreciation                  29,460,772    28,913,579
                                               ------------- -------------
Investment in real estate, net of
  accumulated depreciation                       53,561,572    54,108,765
                                               ------------- -------------
                                               $ 56,294,815  $ 56,636,602
                                               ============= =============


                      LIABILITIES AND PARTNERS' DEFICIT



Loans payable - affiliate                      $  8,415,555  $  8,108,555
Accounts payable                                    130,435       170,393
Due to affiliates                                   178,588       258,657
Accrued liabilities, principally interest
  and real estate taxes                           1,002,978     1,131,065
Security deposits                                   291,411       293,922
Mortgage notes payable                           65,770,012    65,971,823
                                               ------------- -------------
    Total liabilities                            75,788,979    75,934,415


Affiliates' participation in joint ventures      (1,193,118)   (1,201,168)

Partners' deficit (87,037 Limited Partnership
  Interests issued and outstanding)             (18,301,046)  (18,096,645)
                                               ------------- -------------
                                               $ 56,294,815  $ 56,636,602
                                               ============= =============
  The accompanying notes are an integral part of the financial statements.

                      BALCOR REALTY INVESTORS 84-SERIES II,
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Maryland Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                 for the quarters ended March 31, 1995 and 1994
                                 (Unaudited)


                                                    1995          1994
                                               ------------- -------------
Income:
  Rental and service                           $  3,890,589  $  4,452,115
  Interest on short-term investments                 20,216         6,645
                                               ------------- -------------
    Total income                                  3,910,805     4,458,760
                                               ------------- -------------
Expenses:
  Interest on mortgage notes payable              1,440,378     1,618,431
  Interest on short-term loans                      131,712        76,413
  Depreciation                                      547,193       661,144
  Amortization of deferred expenses                  44,520        69,774
  Property operating                              1,306,124     1,735,596
  Real estate taxes                                 317,500       447,100
  Property management fees                          185,830       221,992
  Administrative                                    131,721       175,765
                                               ------------- -------------
    Total expenses                                4,104,978     5,006,215
                                               ------------- -------------
Loss before participations in joint ventures
  and extraordinary item                           (194,173)     (547,455)
Affiliates' participation in income from
  joint ventures                                    (10,228)       (2,031)
                                               ------------- -------------
Net loss before extraordinary item                 (204,401)     (549,486)
                                               ------------- -------------
Extraordinary item:
  Debt restructuring expense                                   (1,069,978)
                                               ------------- -------------
Net loss                                       $   (204,401) $ (1,619,464)
                                               ============= =============
Loss before extraordinary item allocated
  to General Partner                           $     (2,044) $     (5,495)
                                               ============= =============
Loss before extraordinary item allocated
  to Limited Partners                          $   (202,357) $   (543,991)
                                               ============= =============
Loss before extraordinary item per Limited
  Partnership Interest (87,037 issued and
  outstanding)                                 $      (2.32) $      (6.25)
                                               ============= =============
Extraordinary item allocated to General
  Partner                                              None  $    (10,700)
                                               ============= =============
Extraordinary item allocated to Limited
  Partners                                             None  $ (1,059,278)
                                               ============= =============
Extraordinary item per Limited Partnership
  Interest (87,037 issued and outstanding)             None  $     (12.17)
                                               ============= =============

Net loss allocated to General Partner          $     (2,044) $    (16,195)
                                               ============= =============
Net loss allocated to Limited Partners         $   (202,357) $ (1,603,269)
                                               ============= =============
Net loss per Limited Partnership Interest
  (87,037 issued and outstanding)              $      (2.32) $     (18.42)
                                               ============= =============

  The accompanying notes are an integral part of the financial statements.

                      BALCOR REALTY INVESTORS 84-SERIES II,
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Maryland Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                for the quarters ended March 31, 1995 and 1994
                                 (Unaudited)


                                                    1995          1994
                                               ------------- -------------
Operating activities:

  Net loss                                     $   (204,401) $ (1,619,464)
  Adjustments to reconcile net loss to
    net cash provided by or (used in)
    operating activities:
      Debt restructuring expense                                1,069,978
      Affiliates' participation in income
        from joint ventures                          10,228         2,031
      Depreciation of properties                    547,193       661,144
      Amortization of deferred expenses              44,520        69,774
      Net change in:
        Escrow deposits                             (25,670)      385,324
        Accounts and accrued interest
          receivable                                    (96)     (333,673)
        Accounts payable                            (39,958)      171,373
        Due to affiliates                           (80,069)      (15,718)
        Accrued liabilities                        (128,087)     (731,557)
        Security deposits                            (2,511)       (4,489)
                                               ------------- -------------
  Net cash provided by or (used in)
    operating activities                            121,149      (345,277)
                                               ------------- -------------
Financing activities:

  Capital contribution by joint
    venture partner - affiliate                      11,464           493
  Distributions to joint venture
    partners - affiliate                            (13,642)      (15,382)
  Proceeds from loans payable - affiliate           307,000
  Repayment of loans payable - affiliate                         (315,945)
  Principal payments on mortgage notes
    payable                                        (201,811)     (135,024)
                                               ------------- -------------
  Net cash provided by or (used in)
    financing activities                            103,011      (465,858)
                                               ------------- -------------

Net change in cash and cash equivalents             224,160      (811,135)
Cash and cash equivalents at beginning
  of year                                           325,412     1,160,704
                                               ------------- -------------
Cash and cash equivalents at end of period     $    549,572  $    349,569
                                               ============= =============
  The accompanying notes are an integral part of the financial statements.

                     BALCOR REALTY INVESTORS 84-SERIES II,
                       A REAL ESTATE LIMITED PARTNERSHIP
                        (A Maryland Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

Several reclassifications have been made to the previously reported 1994 statements in order to provide comparability with the 1995 statements. These reclassifications have not changed the 1994 results. In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the quarter ended March 31, 1995, and all such adjustments are of a normal and recurring nature.

2. Interest Expense:

During the quarter ended March 31, 1995 and 1994, the Partnership incurred interest expense on mortgage notes payable of $1,440,378 and $1,618,431 and paid interest expense of $1,457,139 and $1,940,354, respectively.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the quarter ended March 31, 1995 were:

                                         Paid     Payable
                                      ---------  --------

    Reimbursement of expenses to
      the General Partner, at cost         None  $130,364

As of March 31, 1995, the General Partner has advanced $8,415,555 to the Partnership to provide working capital and meet other Partnership obligations, including net advances of $307,000 during 1995. During the quarters ended March 31, 1995 and 1994, the Partnership incurred interest expense in connection with these loans of $131,712 and $76,413, respectively. The Partnership paid interest expense of $244,127 and $189,055 during the quarters ended March 31, 1995 and 1994, respectively. As of March 31, 1995, interest of $48,224 was payable on these advances. Interest was computed at the American Express Company cost of funds rate plus a spread to cover administrative expenses. As of March 31, 1995, this rate was 6.55%.

                     BALCOR REALTY INVESTORS 84-SERIES II,
                       A REAL ESTATE LIMITED PARTNERSHIP
                        (A Maryland Limited Partnership)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Realty Investors 84-Series II, A Real Estate Limited Partnership (the "Partnership") is a limited partnership formed in 1983 to invest in and operate income-producing real property. The Partnership raised $87,037,000 through the sale of Limited Partnership Interests and utilized these proceeds to acquire fourteen real property investments. The Partnership has since disposed of six of these properties. As of March 31, 1995, the Partnership continues to operate the eight remaining properties.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1994 for a more complete understanding of the Partnership's financial position.

Operations
- - ----------

Summary of Operations
- - ---------------------

The Partnership recognized debt restructuring expense as a result of approved plans of reorganization related to the Ridgepoint Green and Ridgepoint Way loans during the first quarter of 1994. Subsequently, the Partnership sold these properties, which were generating losses for financial statement purposes, in August 1994. These events were the primary reason for the decrease in net loss for the quarter ended March 31, 1995 as compared to the same period in 1994.

1995 Compared to 1994
- - ---------------------

As mentioned above, the Partnership sold the Ridgepoint Green and Ridgepoint Way apartment complexes in August 1994. As a result, the Partnership experienced decreases in rental and service income, interest expense on mortgage notes payable, depreciation, amortization, property operating expense, real estate taxes and property management fees during the quarter ended March 31, 1995 as compared to the same period in 1994. Increased occupancy and/or rental rates at six of the Partnership's eight remaining properties during the quarter ended March 31, 1995 partially offset the decrease in rental and service income, and consequently, property management fees.

As a result of higher interest rates earned on short-term investments, interest income on short-term investments increased during the quarter ended March 31, 1995 as compared to the same period in 1994.

During 1994 and the first quarter of 1995, the General Partner made net advances to the Partnership for additional working capital. This, along with higher interest rates in 1995, resulted in an increase in interest expense on short-term loans during the quarter ended March 31, 1995 as compared to the same period in 1994.

Increased landscaping and painting costs at the LaContenta Apartments partially offset the decrease in property operating expense caused by the property sales in 1994.

Decreases in data processing costs and portfolio management fees, as well as legal fees which were incurred in connection with the reorganization proceedings related to the Ridgepoint Green and Ridgepoint Way apartment complexes were the primary reasons for the decrease in administrative expense for the quarter ended March 31, 1995 as compared to the same period in 1994.

During the first quarter of 1994, the Partnership recognized debt restructuring expense in connection with the approved plans of reorganization related to the Ridgepoint Green and Ridgepoint Way mortgage notes. In addition, the Partnership fully amortized the remaining loan modification fees related to the 1989 modifications of these loans. The amortization of these fees has been included in the debt restructuring expense in the 1994 financial statements.

Liquidity and Capital Resources
- - -------------------------------

The cash position of the Partnership increased as of March 31, 1995 when compared to December 31, 1994. The Partnership received cash from its financing activities primarily due to the advances received from the General Partner for additional working capital requirements, net of principal payments on the Partnership's loans. In addition, cash was provided by the Partnership's operating activities. The revenue generated by the Partnership's properties was partially offset by the payment of property operating expenses, administrative expenses, and interest expense on the General Partner loan.

The Partnership has loans of approximately $8,416,000 payable to the General Partner at March 31, 1995 in connection with funds advanced for working capital purposes and for property operating deficits. These loans are expected to be repaid from available cash flow from future property operations, or from proceeds received from the disposition of the Partnership's real estate investments prior to any distributions to the Limited Partners from these sources.

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

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit or a significant deficit, each after consideration of debt service payments unless otherwise indicated. A deficit is considered to be significant if it exceeds $250,000 annually or 20% of the property's rental and service income. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures, which include debt service payments. During the three months ended March 31, 1995, six of the Partnership's eight remaining properties generated positive cash flow and two generated a marginal cash flow deficit. During the quarter ended March 31, 1994, seven of the Partnership's ten remaining properties generated positive cash flow, one generated a marginal cash flow deficit and two generated significant cash flow deficits. As discussed previously, the Ridgepoint Green and Ridgepoint Way apartment complexes, which generated significant cash flow deficits, were sold in August 1994. The Seabrook Apartments, which generated positive cash flow during the first quarter of 1994, generated a marginal deficit during the same period in 1995 due to increased interest payments. The interest rate on the mortgage note adjusts monthly based on a market index.

While the cash flow of certain of the Partnership's properties has improved, the General Partner continues to pursue a number of actions aimed at improving the cash flow of the Partnership's properties including refinancing of mortgage loans, improving property operating performance, and seeking rent increases where market conditions allow. As of March 31, 1995, the occupancy rates of the Partnership's properties ranged from 92% to 97%. Despite improvements during 1994 and the first three months of 1995 in the local economies and rental markets where certain of the Partnership's properties are located, the General Partner believes that continued ownership of many of the properties is in the best interests of the Partnership in order to maximize potential returns to Limited Partners. As a result, the Partnership will continue to own these properties for longer than the holding period for the assets originally described in the prospectus.

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

(10) Material Contracts

Agreement of Sale relating to the sale of Ridgepoint Green and Ridgepoint Way apartment complexes, Dallas, Texas, previously filed as Exhibit 2 to the Registrant's Report on Form 8-K dated July 8, 1994 is incorporated herein by reference.

(27) Financial Data Schedule of the Registrant for the three month period ending March 31, 1995 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended March 31, 1995.

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



                            By: /s/ Brian Parker
                                ---------------------------------
                                Brian Parker
                                Senior Vice President, and Chief Financial
                                Officer (Principal Accounting and Financial
                                Officer) of Balcor Partners-84 II, Inc., the
                                General Partner



Date: May 15, 1995
      ---------------------------