Form 10-K/A
period 1994-12-31
BALCOR REALTY INVESTORS 84 SERIES II
filed 1995-05-19
CIK 740582

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

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


                     BALCOR REALTY INVESTORS 84-SERIES II,
                      A REAL ESTATE LIMITED PARTNERSHIP
                      (A Maryland Limited Partnership)

                     STATEMENTS OF INCOME AND EXPENSES
            for the years ended December 31, 1994, 1993 and 1992



                                      1994          1993          1992
                                 ------------- ------------- -------------
Income:
  Rental and service             $ 16,985,963  $ 17,953,526  $ 21,494,257
  Interest on short-term
    investments                        34,580        31,346       161,231
  Settlement income                                               273,294
                                 ------------- ------------- -------------
    Total income                   17,020,543    17,984,872    21,928,782
                                 ------------- ------------- -------------
Expenses:
  Interest on mortgage notes
    payable                         6,514,973     8,287,777    10,864,977
  Interest on short-term loans        399,006       290,389       281,481
  Depreciation                      2,492,641     2,712,857     3,573,761
  Amortization of deferred
    expenses                          211,246       441,513       271,755
  Property operating                4,968,623     4,729,076     6,092,794
  Maintenance and repairs           2,462,717     1,838,831     2,613,933

  Real estate taxes                 1,639,635     1,553,880     1,708,931
  Property management fees            850,097       893,859     1,047,321
  Administrative                      870,872       679,625       653,998
                                 ------------- ------------- -------------
    Total expenses                 20,409,810    21,427,807    27,108,951
                                 ------------- ------------- -------------
Loss before gain on sale of
  properties, participations in
  joint ventures and
  extraordinary items              (3,389,267)   (3,442,935)   (5,180,169)
Gain on sale of properties          4,257,709     3,606,825
Affiliates' participation in
  losses from joint ventures           75,723        70,965        80,894
                                 ------------- ------------- -------------
Income (loss) before
  extraordinary items                 944,165       234,855    (5,099,275)
                                 ------------- ------------- -------------
Extraordinary items:
  Gain on forgiveness of debt       1,510,773     1,234,276
  Gain on foreclosure of
    properties                                    8,432,686
                                 -------------  ------------
    Total extraordinary items       1,510,773     9,666,962
                                 ------------- ------------- -------------
Net income (loss)                $  2,454,938  $  9,901,817  $ (5,099,275)
                                 ============= ============= =============
Income (loss) before
  extraordinary items allocated
  to General Partner             $      9,441  $      2,349  $    (50,993)
                                 ============= ============= =============
Income (loss) before
  extraordinary items allocated
  to Limited Partners            $    934,724  $    232,506  $ (5,048,282)
                                 ============= ============= =============
Income (loss) before
  extraordinary items per
  Limited Partnership Interest
  (87,037 issued and
  outstanding)                   $      10.74  $       2.68  $     (58.00)
                                 ============= ============= =============
Extraordinary items allocated
  to General Partner             $     15,108  $     96,669          None
                                 ============= ============= =============
Extraordinary items allocated
  to Limited Partners            $  1,495,665  $  9,570,293          None
                                 ============= ============= =============
Extraordinary items per Limited
  Partnership Interest (87,037
  issued and outstanding)        $      17.18  $     109.95          None
                                 ============= ============= =============
Net income (loss) allocated to
  General Partner                $     24,549  $     99,018  $    (50,993)
                                 ============= ============= =============
Net income (loss) allocated to
  Limited Partners               $  2,430,389  $  9,802,799  $ (5,048,282)
                                 ============= ============= =============
Net income (loss) per Limited
  Partnership Interest (87,037
  issued and outstanding)        $      27.92  $     112.63  $     (58.00)
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

3. Mortgage Notes Payable:
Mortgage notes payable at December 31, 1994 and 1993 consisted of the following:

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

                                  BALCOR REALTY INVESTORS 84-SERIES II
                                   A REAL ESTATE LIMITED PARTNERSHIP
                                    (A Maryland Limited Partnership)

                         SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATIO
                                         as of December 31, 1994
        Col. A                 Col. B          Col. C                         Col. D
- - ---------------------         --------  --------------------    ---------------------------------
                                            Initial Cost                Cost Adjustments
                                           to Partnership           Subsequent to Acquisition
                                        --------------------    ---------------------------------
                                                   Buildings              Carrying
                               Encum-               and Im-    Improve-     Costs       Reduction
     Description               brances    Land    provements     ments       (a)        of Basis
- - ---------------------          -------  -------- ------------  ---------  ---------    ----------
La Contenta Apts., 274-
  units in Tempe, AZ             (d)  $1,300,000   $5,875,000      None    $612,142         None

Meadow Creek Apts., 250-
  units in Pineville, NC         (d)     550,000    6,150,000      None     905,804    $(548,116)(f)

Park Colony Apts.,
  352-units in
  Gwinnett County, GA            (d)   1,450,000    9,000,000   $44,720   1,255,336         None

Ridgetree Apts.
  (Phase II), 354-units
  in Dallas, TX                  (d)   1,432,000    8,643,000      None   1,289,690         None

Rosehill Pointe Apts.,
  498-units in
  Lenaxa, KS                     (d)   2,350,000   15,948,000      None   1,799,487      (63,517)(f)

Seabrook Apts.,
  200-units in
  Orange County, FL              (d)     757,000    5,465,000      None     764,278         None

Spring Creek Apts., 288-
  units in Columbus, OH          (d)   1,400,000    7,005,000      None   1,054,199     (856,121)(f)

Westwood Apts., 320-
  units in Irving, TX            (d)   2,265,000    6,914,000      None   1,261,442   (1,001,000)(g)
                                     -----------  -----------  -------- -----------  -----------
    Total                            $11,504,000  $65,000,000  $ 44,720 $ 8,942,378  $(2,468,754)
                                     ===========  ===========  ======== ===========  ===========

See Notes (a) through (g).

                                  BALCOR REALTY INVESTORS 84-SERIES II
                                   A REAL ESTATE LIMITED PARTNERSHIP
                                    (A Maryland Limited Partnership)

                        SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                         as of December 31, 1994
                                               (Continued)
       Col. A                          Col. E                 Col. F      Col. G   Col. H     Col. I
- - -------------------       --------------------------------   --------    --------  ------ --------------
                               Gross Amounts at Which                                        Life Upon
                             Carried at Close of Period                                    Which Depre-
                           -------------------------------                                  ciation in
                                     Buildings               Accumulated   Date     Date   Latest Income
                                      and Im-       Total     Deprecia-   of Con-   Acq-     Statement
    Description             Land    provements     (b)(c)      tion(c)   struction  uired   is Computed
- - -------------------      ----------------------------------------------- ---------- ----- --------------
La Contenta Apts., 274-
  units in Tempe, AZ    $1,301,240   $6,485,902   $7,787,142 $ 2,797,678    1984    7/83        (e)

Meadow Creek Apts., 250-
  units in Pineville, NC   509,743    6,547,945    7,057,688   2,576,785    1985    1/84        (e)

Park Colony Apts.,
  352-units in
  Gwinnett County, GA    1,451,544   10,298,512   11,750,056   4,241,310    1984    5/83        (e)

Ridgetree Apts.
  (Phase II) 354-units
  in Dallas, TX          1,432,426    9,932,264   11,364,690   4,022,094    1984    2/83        (e)

Rosehill Pointe Apts.,
  498-units in
  Lenexa, KS             2,343,930   17,690,040   20,033,970   6,649,112    1985    11/84       (f)

Seabrook Apts.,
  200-units in
  Orange County, FL        773,470    6,212,808    6,986,278   2,406,343    1985    12/83       (e)

Spring Creek Apts., 288-
  units in Columbus, OH  1,262,965    7,340,113    8,603,078   2,978,143    1985    2/84        (e)

Westwood Apts., 320-
  units in Irving, TX    2,001,071    7,438,371    9,439,442   3,242,114    1984    3/83        (e)
                       -----------  ----------- ------------ -----------
    Total              $11,076,389  $71,945,955 $ 83,022,344 $28,913,579
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