Form 10-Q
period 1995-06-30
BALCOR REALTY INVESTORS 84 SERIES II
filed 1995-08-14
CIK 740582

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1995
                               -------------
                                      OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the transition period from              to
                               ------------    ------------
Commission file number 0-13334
                       -------

                   BALCOR REALTY INVESTORS 84-SERIES II,
                     A REAL ESTATE LIMITED PARTNERSHIP
          -------------------------------------------------------
          (Exact name of registrant as specified in its charter)

          Maryland                                       36-3223939
-------------------------------                     -------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

2355 Waukegan Road
Bannockburn, Illinois                                     60015
----------------------------------------            -------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code (708) 267-1600
                                                   --------------
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No
    -----     -----

                      BALCOR REALTY INVESTORS 84-SERIES II,
                       A REAL ESTATE LIMITED PARTNERSHIP
                        (A Maryland Limited Partnership)

                                 BALANCE SHEETS
                      June 30, 1995 and December 31, 1994
                                  (Unaudited)

                                   ASSETS

                                                   1995           1994
                                              -------------  -------------
Cash and cash equivalents                     $    223,210   $    325,412
Escrow deposits                                    950,820      1,094,558
Accounts and accrued interest receivable            14,044        364,052
Prepaid expenses                                   353,195
Deferred expenses, net of accumulated
  amortization of $674,300 in 1995
  and $585,255 in 1994                             654,770        743,815
                                              -------------  -------------
                                                 2,196,039      2,527,837
                                              -------------  -------------
Investment in real estate, at cost:
  Land                                          11,076,389     11,076,389
  Buildings and improvements                    71,945,955     71,945,955
                                              -------------  -------------
                                                83,022,344     83,022,344
  Less accumulated depreciation                 30,007,962     28,913,579
                                              -------------  -------------
Investment in real estate, net of
  accumulated depreciation                      53,014,382     54,108,765
                                              -------------  -------------
                                              $ 55,210,421   $ 56,636,602
                                              =============  =============

                      LIABILITIES AND PARTNERS' DEFICIT

Loans payable - affiliate                     $  8,015,555   $  8,108,555
Accounts payable                                   118,171        170,393
Due to affiliates                                   50,332        258,657
Accrued liabilities, principally interest
  and real estate taxes                          1,000,248      1,131,065
Security deposits                                  292,402        293,922
Mortgage notes payable                          65,596,861     65,971,823
                                              -------------  -------------
    Total liabilities                           75,073,569     75,934,415

Affiliates' participation in joint ventures     (1,230,629)    (1,201,168)

Partners' deficit (87,037 Limited Partnership
  Interests issued and outstanding)            (18,632,519)   (18,096,645)
                                              -------------  -------------
                                              $ 55,210,421   $ 56,636,602
                                              =============  =============

  The accompanying notes are an integral part of the financial statements.

                      BALCOR REALTY INVESTORS 84-SERIES II,
                       A REAL ESTATE LIMITED PARTNERSHIP
                        (A Maryland Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the six months ended June 30, 1995 and 1994
                                 (Unaudited)

                                                   1995           1994
                                              -------------  -------------
Income:
  Rental and service                          $  7,732,033   $  8,989,708
  Interest on short-term investments                33,605         15,579
                                              -------------  -------------
    Total income                                 7,765,638      9,005,287
                                              -------------  -------------
Expenses:
  Interest on mortgage notes payable             2,880,999      3,412,066
  Interest on short-term loans                     271,000        168,692
  Depreciation                                   1,094,383      1,322,291
  Amortization of deferred expenses                 89,045        111,485
  Property operating                             2,697,078      3,596,899
  Real estate taxes                                610,965        883,646
  Property management fees                         376,423        446,952
  Administrative                                   272,073        377,420
                                              -------------  -------------
    Total expenses                               8,291,966     10,319,451
                                              -------------  -------------
Loss before participation in joint ventures
  and extraordinary item                          (526,328)    (1,314,164)
Affiliates' participation in income
  from joint ventures                               (9,546)           (31)
                                              -------------  -------------
Loss before extraordinary item                    (535,874)    (1,314,195)
Extraordinary item:
  Debt restructuring expense                                   (1,091,573)
                                              -------------  -------------
Net loss                                      $   (535,874)  $ (2,405,768)
                                              =============  =============
Loss before extraordinary item
  allocated to General Partner                $     (5,359)  $    (13,142)
                                              =============  =============
Loss before extraordinary item
  allocated to Limited Partners               $   (530,515)  $ (1,301,053)
                                              =============  =============
Loss before extraordinary item  per
  Limited Partnership Interest (87,037
  issued and outstanding)                     $      (6.10)  $     (14.95)
                                              =============  =============
Extraordinary item allocated to General
  Partner                                             None   $    (10,916)
                                              =============  =============
Extraordinary item allocated to Limited
  Partners                                            None   $ (1,080,657)
                                              =============  =============
Extraordinary item per Limited Partnership
  Interest (87,037 issued and outstanding)            None   $     (12.41)
                                              =============  =============
Net loss allocated to General Partner         $     (5,359)  $    (24,058)
                                              =============  =============
Net loss allocated to Limited Partners        $   (530,515)  $ (2,381,710)
                                              =============  =============
Net loss per Limited Partnership
  Interest (87,037 issued and outstanding)    $      (6.10)  $     (27.36)
                                              =============  =============

  The accompanying notes are an integral part of the financial statements.

                      BALCOR REALTY INVESTORS 84-SERIES II,
                       A REAL ESTATE LIMITED PARTNERSHIP
                        (A Maryland Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                 for the quarters ended June 30, 1995 and 1994
                                 (Unaudited)

                                                   1995           1994
                                              -------------  -------------
Income:
  Rental and service                          $  3,841,444   $  4,537,593
  Interest on short-term investments                13,389          8,934
                                              -------------  -------------
    Total income                                 3,854,833      4,546,527
                                              -------------  -------------
Expenses:
  Interest on mortgage notes payable             1,440,621      1,793,635
  Interest on short-term loans                     139,288         92,279
  Depreciation                                     547,190        661,147
  Amortization of deferred expenses                 44,525         41,711
  Property operating                             1,390,954      1,861,303
  Real estate taxes                                293,465        436,546
  Property management fees                         190,593        224,960
  Administrative                                   140,352        201,655
                                              -------------  -------------
    Total expenses                               4,186,988      5,313,236
                                              -------------  -------------
Loss before participation in joint ventures
  and extraordinary item                          (332,155)      (766,709)
Affiliates' participation in income
  from joint ventures                                  682          2,000
                                              -------------  -------------
Loss before extraordinary item                    (331,473)      (764,709)
Extraordinary item:
  Debt restructuring expense                                      (21,595)
                                              -------------  -------------
Net loss                                      $   (331,473)  $   (786,304)
                                              =============  =============
Loss before extraordinary item
  allocated to General Partner                $     (3,315)  $     (7,647)
                                              =============  =============
Loss before extraordinary item
  allocated to Limited Partners               $   (328,158)  $   (757,062)
                                              =============  =============
Loss before extraordinary item  per
  LimitedPartnership Interest (87,037
  issued and outstanding)                     $      (3.78)  $      (8.70)
                                              =============  =============
Extraordinary item allocated to General
  Partner                                             None   $       (216)
                                              =============  =============
Extraordinary item allocated to Limited
  Partners                                            None   $    (21,379)
                                              =============  =============
Extraordinary item per Limited Partnership
  Interest (87,037 issued and outstanding)            None   $      (0.24)
                                              =============  =============
Net loss allocated to General Partner         $     (3,315)  $     (7,863)
                                              =============  =============
Net loss allocated to Limited Partners        $   (328,158)  $   (778,441)
                                              =============  =============
Net loss per Limited Partnership
  Interest (87,037 issued and outstanding)    $      (3.78)  $      (8.94)
                                              =============  =============

  The accompanying notes are an integral part of the financial statements.

                      BALCOR REALTY INVESTORS 84-SERIES II,
                       A REAL ESTATE LIMITED PARTNERSHIP
                        (A Maryland Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                for the six months ended June 30, 1995 and 1994
                                  (Unaudited)

                                                   1995           1994
                                              -------------  -------------
Operating activities:

  Net loss                                    $   (535,874)  $ (2,405,768)
  Adjustments to reconcile net loss to
    net cash provided by or (used in)
      operating activities:
      Debt restructuring expense                                1,091,573
      Affiliates' participation in income
        from joint ventures                          9,546             31
      Depreciation of properties                 1,094,383      1,322,291
      Amortization of deferred expenses             89,045        111,485
      Net change in:
        Escrow deposits                            143,738         25,995
        Accounts and accrued interest
          receivable                               350,008       (310,702)
        Prepaid expenses                          (353,195)
        Accounts payable                           (52,222)       (76,054)
        Due to affiliates                         (208,325)         2,472
        Accrued liabilities                       (130,817)      (504,798)
        Security deposits                           (1,520)        (1,699)
                                              -------------  -------------
  Net cash provided by or (used in)
    operating activities                           404,767       (745,174)
                                              -------------  -------------
Financing activities:
  Capital contribution by joint venture
    partners - affiliate                            15,749
  Distributions to joint venture
    partners - affiliate                           (54,756)       (51,352)
  Proceeds from loans payable - affiliate          307,000        671,456
  Repayment of loans payable - affiliate          (400,000)      (315,945)
  Principal payments on mortgage notes
    payable                                       (374,962)      (272,756)
                                              -------------  -------------
  Net cash (used in) or provided by
    financing activities                          (506,969)        31,403
                                              -------------  -------------
Net change in cash and cash equivalents           (102,202)      (713,771)
Cash and cash equivalents at beginning
  of year                                          325,412      1,160,704
                                              -------------  -------------
Cash and cash equivalents at end of period    $    223,210   $    446,933
                                              =============  =============

  The accompanying notes are an integral part of the financial statements.

                     BALCOR REALTY INVESTORS 84-SERIES II,
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Maryland Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

Several reclassifications have been made to the previously reported 1994 statements in order to provide comparability with the 1995 statements. These reclassifications have not changed the 1994 results. In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the six months and quarter ended June 30, 1995, and all such adjustments are of a normal and recurring nature.

2. Interest Expense:

During the six months ended June 30, 1995 and 1994, the Partnership incurred interest expense on mortgage notes payable of $2,880,999 and $3,412,066 and paid interest expense of $2,914,520 and $3,729,373, respectively.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the six months and quarter ended June 30, 1995 were:

                                            Paid
                                    ----------------------
                                     Six Months   Quarter    Payable
                                    -----------  ---------  -----------
    Reimbursement of expenses to
     the General Partner, at cost      $182,605  $182,605     $ 6,931

During the six months ended June 30, 1995, the Partnership made net repayments of $93,000 on the General Partner loan. As of June 30, 1995, the General Partner has advanced $8,015,555 to the Partnership to provide working capital and meet other Partnership obligations. During the six months ended June 30, 1995 and 1994, the Partnership incurred interest expense in connection with these loans of $271,000 and $168,692, respectively. The Partnership paid interest expense of $388,238 and $275,511 during the six months ended June 30, 1995 and 1994, respectively. As of June 30, 1995, interest of $43,401 was payable on these advances. Interest was computed at the American Express Company cost of funds rate plus a spread to cover administrative expenses. As of June 30, 1995, this rate was 6.542%.

                     BALCOR REALTY INVESTORS 84-SERIES II,
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Maryland Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Realty Investors 84-Series II, A Real Estate Limited Partnership (the "Partnership") is a limited partnership formed in 1983 to invest in and operate income-producing real property. The Partnership raised $87,037,000 through the sale of Limited Partnership Interests and utilized these proceeds to acquire fourteen real property investments. The Partnership has since disposed of six of these properties. As of June 30, 1995, the Partnership continues to operate the eight remaining properties.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1994 for a more complete understanding of the Partnership's financial position.

Operations
----------

Summary of Operations
---------------------

The Partnership recognized debt restructuring expense as a result of approved plans of reorganization related to the Ridgepoint Green and Ridgepoint Way loans during the first and second quarters of 1994. Subsequently, in August 1994, the Partnership sold these properties which were generating losses for financial statement purposes. These events were the primary reason for the decrease in the net loss for the six months and quarter ended June 30, 1995 as compared to the same periods in 1994.

1995 Compared to 1994
---------------------

As mentioned above, the Partnership sold the Ridgepoint Green and Ridgepoint Way apartment complexes in August 1994. As a result, the Partnership experienced decreases in rental and service income, interest expense on mortgage notes payable, depreciation, property operating expense, real estate taxes and property management fees during the six months and quarter ended June 30, 1995 as compared to the same periods in 1994. Increased occupancy and/or rental rates at six of the Partnership's eight remaining properties during the six months ended June 30, 1995 partially offset the decrease in rental and service income, and consequently, property management fees.

As a result of higher interest rates earned on short-term investments, interest income on short-term investments increased during the six months and quarter ended June 30, 1995 as compared to the same periods in 1994.

Due to higher average short-term loan balances payable to an affiliate and higher interest rates in 1995, interest expense on short-term loans increased during the six months and quarter ended June 30, 1995 as compared to the same periods in 1994.

During 1994, the Partnership fully amortized the remaining loan modification fees related to the Ridgepoint Green and Ridgepoint Way loans. As a result the amortization expense related to the loan modification fees ceased and caused a decrease in amortization expense during the six months ended June 30, 1995 as compared to the same period in 1994. The amortization of financing fees related to the refinancing of the Spring Creek mortgage in July 1994 partially offset the decrease in amortization expense and resulted in an increase in amortization expense for the quarter ended June 30, 1995 as compared to the same period in 1994.

Legal and professional fees were incurred in 1994 in connection with the reorganization proceedings related to the Ridgepoint Green and Ridgepoint Way apartment complexes. This was the primary reason for the decrease in administrative expense for the six months and quarter ended June 30, 1995 as compared to the same periods in 1994. Decreased data processing costs in 1995 also contributed to the decrease.

During the first six months of 1994, the Partnership recognized debt restructuring expense in connection with the approved plans of reorganization related to the Ridgepoint Green and Ridgepoint Way mortgage notes. In addition, the Partnership fully amortized the remaining loan modification fees related to the prior modifications of these loans. The amortization of these fees has been included in the debt restructuring expense in the 1994 financial statements.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased as of June 30, 1995 when compared to December 31, 1994. The Partnership generated cash flow from its operating activities. The cash flow generated by the Partnership's properties and the receipt of insurance proceeds for the costs of the 1994 hail storm damage at the Ridgepoint Green and Ridgepoint Way apartment complexes were partially offset by the payment of administrative expenses and interest expense on the General Partner loan. The Partnership used cash to fund its financing activities which included a net repayment on the General Partner loan and the payment of principal on the Partnership's loans.

The Partnership has loans of approximately $8,016,000 payable to the General Partner at June 30, 1995 in connection with funds advanced for working capital purposes and for property operating deficits. These loans are expected to be repaid from available cash flow from future property operations, or from proceeds received from the disposition of the Partnership's real estate investments prior to any distributions to the Limited Partners from these sources.

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

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit or a significant deficit, each after consideration of debt service payments unless otherwise indicated. A deficit is considered to be significant if it exceeds $250,000 annually or 20% of the property's rental and service income. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures, which include debt service payments. During the six months ended June 30, 1995 and 1994, six of the Partnership's eight remaining properties generated positive cash flow and two generated marginal cash flow deficits. In addition, during the six months ended June 30, 1994, the Ridgepoint Green and Ridgepoint Way apartment complexes, which were sold in August 1994, generated significant cash flow deficits.

While the cash flow of certain of the Partnership's properties has improved, the General Partner continues to pursue a number of actions aimed at improving the cash flow of the Partnership's properties including refinancing of mortgage loans, improving property operating performance, and seeking rent increases where market conditions allow. As of June 30, 1995, the occupancy rates of the Partnership's properties ranged from 91% to 98%. Despite improvements during 1994 and the first six months of 1995 in the local economies and rental markets where certain of the Partnership's properties are located, the General Partner believes that continued ownership of many of the properties is in the best interests of the Partnership in order to maximize potential returns to Limited Partners. As a result, the Partnership will continue to own these properties for longer than the holding period for the assets originally described in the prospectus.

Each of the Partnership's properties is owned through the use of third-party mortgage loan financing and, therefore, the Partnership is subject to the financial obligations required by such loans. As a result of the General Partner's efforts to refinance certain of the existing loans with new lenders, the Partnership has no third-party, first mortgage financing which matures prior to October 1996.

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

                     BALCOR REALTY INVESTORS 84-SERIES II,
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Maryland Limited Partnership)

                          PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

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

(27) Financial Data Schedule of the Registrant for the six month period ending June 30, 1995 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended June 30, 1995.

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



                            By: /s/Brian D. Parker
                                ---------------------------------
                                Brian D. Parker
                                Senior Vice President, and Chief
                                Financial Officer (Principal Accounting and
                                Financial Officer) of Balcor Partners-84 II,
                                Inc., the General Partner



Date: August 14, 1995
      ---------------------------