Form 10-Q
period 1995-09-30
BALCOR REALTY INVESTORS 84 SERIES II
filed 1995-11-14
CIK 740582

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1995
                               ------------------
                                      OR

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

                               BALANCE SHEETS
                  September 30, 1995 and December 31, 1994
                                 (Unaudited)

                                   ASSETS
                                                   1995           1994
                                              -------------  -------------
Cash and cash equivalents                     $    383,871   $    325,412
Escrow deposits                                  1,165,566      1,094,558
Accounts and accrued interest receivable            51,359        364,052
Prepaid expenses                                   271,424
Deferred expenses, net of accumulated
  amortization of $718,820 in 1995
  and $585,255 in 1994                             610,250        743,815
                                              -------------  -------------
                                                 2,482,470      2,527,837
                                              -------------  -------------
Investment in real estate, at cost:
  Land                                          11,076,389     11,076,389
  Buildings and improvements                    71,945,955     71,945,955
                                              -------------  -------------
                                                83,022,344     83,022,344
  Less accumulated depreciation                 30,555,152     28,913,579
                                              -------------  -------------
Investment in real estate, net of
  accumulated depreciation                      52,467,192     54,108,765
                                              -------------  -------------
                                              $ 54,949,662   $ 56,636,602
                                              =============  =============

                      LIABILITIES AND PARTNERS' DEFICIT

Loans payable - affiliate                     $  8,245,555   $  8,108,555
Accounts payable                                   126,737        170,393
Due to affiliates                                   75,602        258,657
Accrued liabilities, principally interest
  and real estate taxes                          1,218,157      1,131,065
Security deposits                                  287,427        293,922
Mortgage notes payable                          65,420,140     65,971,823
                                              -------------  -------------
    Total liabilities                           75,373,618     75,934,415


Affiliates' participation in joint ventures     (1,259,560)    (1,201,168)

Partners' deficit (87,037 Limited Partnership
  Interests issued and outstanding)            (19,164,396)   (18,096,645)
                                              -------------  -------------
                                              $ 54,949,662   $ 56,636,602
                                              =============  =============

  The accompanying notes are an integral part of the financial statements.

                      BALCOR REALTY INVESTORS 84-SERIES II,
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Maryland Limited Partnership)

                      STATEMENTS OF INCOME AND EXPENSES
            for the nine months ended September 30, 1995 and 1994
                                 (Unaudited)

                                                   1995           1994
                                              -------------  -------------
Income:
  Rental and service                          $ 11,644,900   $ 13,264,620
  Interest on short-term investments                46,559         24,618
                                              -------------  -------------
    Total income                                11,691,459     13,289,238
                                              -------------  -------------
Expenses:
  Interest on mortgage notes payable             4,323,944      5,079,007
  Interest on short-term loans                     412,519        276,264
  Depreciation                                   1,641,573      1,945,451
  Amortization of deferred expenses                133,565        161,364
  Property operating                             4,357,337      5,720,111
  Real estate taxes                                929,676      1,272,280
  Property management fees                         573,516        662,276
  Administrative                                   414,526        566,428
                                              -------------  -------------
    Total expenses                              12,786,656     15,683,181
                                              -------------  -------------
Loss before gain on sale of properties,
  participations in joint ventures and
  extraordinary item                            (1,095,197)    (2,393,943)
Gain on sale of properties                                      4,257,709
Affiliates' participation in losses
  from joint ventures                               27,446         44,860
                                              -------------  -------------
(Loss) income before extraordinary item         (1,067,751)     1,908,626

Extraordinary item:
  Gain on forgiveness of debt                                   1,510,773
                                              -------------   ------------
Net (loss) income                             $ (1,067,751)  $  3,419,399
                                              =============  =============
(Loss) income before extraordinary item
  allocated to General Partner                $    (10,678)  $     19,087
                                              =============  =============
(Loss) income before extraordinary item
  allocated to Limited Partners               $ (1,057,073)  $  1,889,539
                                              =============  =============
(Loss) income before extraordinary item
  per Limited Partnership Interest
  (87,037 issued and outstanding)             $     (12.15)  $      21.71
                                              =============  =============
Extraordinary item allocated to General
  Partner                                             None   $     15,107
                                              =============  =============
Extraordinary item allocated to Limited
  Partners                                            None   $  1,495,666



                                              =============  =============
Extraordinary item per Limited Partnership
  Interest (87,037 issued and outstanding)            None   $      17.18
                                              =============  =============
Net (loss) income allocated to General
  Partner                                     $    (10,678)  $     34,194
                                              =============  =============
Net (loss) income allocated to Limited
  Partner                                     $ (1,057,073)  $  3,385,205
                                              =============  =============
Net (loss) income per Limited Partnership
  Interest (87,037 issued and outstanding)    $     (12.15)  $      38.89
                                              =============  =============






  The accompanying notes are an integral part of the financial statements.

                      BALCOR REALTY INVESTORS 84-SERIES II,
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Maryland Limited Partnership)

                      STATEMENTS OF INCOME AND EXPENSES
             for the quarters ended September 30, 1995 and 1994
                                 (Unaudited)

                                                   1995           1994
                                              -------------  -------------
Income:
  Rental and service                          $  3,912,867   $  4,274,912
  Interest on short-term investments                12,954          9,039
                                              -------------  -------------
    Total income                                 3,925,821      4,283,951
                                              -------------  -------------
Expenses:
  Interest on mortgage notes payable             1,442,945      1,666,941
  Interest on short-term loans                     141,519        107,572
  Depreciation                                     547,190        623,160
  Amortization of deferred expenses                 44,520         49,879
  Property operating                             1,660,259      2,123,212
  Real estate taxes                                318,711        388,634
  Property management fees                         197,093        215,324
  Administrative                                   142,453        189,008
                                              -------------  -------------
    Total expenses                               4,494,690      5,363,730
                                              -------------  -------------
Loss before gain on sale of properties,
  participations in joint ventures and
  extraordinary item                              (568,869)    (1,079,779)
Gain on sale of properties                                      4,257,709
Affiliates' participation in losses
  from joint ventures                               36,992         44,891
                                              -------------  -------------
(Loss) income before extraordinary item           (531,877)     3,222,821

Extraordinary item:
  Gain on forgiveness of debt                                   2,602,346
                                              -------------  -------------
Net (loss) income                             $   (531,877)  $  5,825,167
                                              =============  =============
(Loss) income before extraordinary item
  allocated to General Partner                $     (5,319)  $     32,229
                                              =============  =============
(Loss) income before extraordinary item
  allocated to Limited Partners               $   (526,558)  $  3,190,592
                                              =============  =============
(Loss) income before extraordinary item
  per Limited Partnership Interest
  (87,037 issued and outstanding)             $      (6.05)  $      36.66
                                              =============  =============
Extraordinary item allocated to General
  Partner                                             None   $     26,023
                                              =============  =============
Extraordinary item allocated to Limited
  Partners                                            None   $  2,576,323



                                              =============  =============
Extraordinary item per Limited Partnership
  Interest (87,037 issued and outstanding)            None   $      29.59
                                              =============  =============
Net (loss) income allocated to General
  Partner                                     $     (5,319)  $     58,252
                                              =============  =============
Net (loss) income allocated to Limited
  Partners                                    $   (526,558)  $  5,766,915
                                              =============  =============
Net (loss) income per Limited Partnership
  Interest (87,037 issued and outstanding)    $      (6.05)  $      66.25
                                              =============  =============





  The accompanying notes are an integral part of the financial statements.

                     BALCOR REALTY INVESTORS 84-SERIES II,
                      A REAL ESTATE LIMITED PARTNERSHIP
                      (A Maryland Limited Partnership)

                          STATEMENTS OF CASH FLOWS
           for the nine months ended September 30, 1995 and 1994
                                 (Unaudited)

                                                   1995           1994
                                              -------------  -------------
Operating activities:

  Net (loss) income                           $ (1,067,751)  $  3,419,399
  Adjustments to reconcile net (loss)
    income to net cash provided by or
      (used in) operating activities:
      Gain on forgiveness of debt                              (1,510,773)
      Gain on sale of properties                               (4,257,709)
      Affiliates' participation in losses
        from joint ventures                        (27,446)       (44,860)
      Depreciation of properties                 1,641,573      1,945,451
      Amortization of deferred expenses            133,565        161,364
      Net change in:
        Escrow deposits                            (71,008)        (5,609)
        Accounts and accrued interest
          receivable                               312,693       (275,319)
        Prepaid expenses                          (271,424)
        Accounts payable                           (43,656)       (47,741)
        Due to affiliates                         (183,055)       (51,004)
        Accrued liabilities                         87,092       (552,854)
        Security deposits                           (6,495)       (71,340)
                                              -------------  -------------
  Net cash provided by or (used in)
    operating activities                           504,088     (1,290,995)
                                              -------------  -------------
Investing activities:

  Proceeds from sale of properties                             17,790,715
  Costs incurred in connection with sale of
    properties                                                   (241,511)
                                                             -------------
  Net cash provided by investing activities                    17,549,204
                                                             -------------
Financing activities:

  Capital contributions by joint venture
    partners - affiliates                           25,323
  Distributions to joint venture
    partners - affiliates                          (56,269)       (83,452)
  Proceeds from loans payable - affiliate          537,000        671,456
  Repayment of loans payable - affiliate          (400,000)      (534,073)
  Proceeds from issuance of mortgage notes
    payable                                                     7,448,362
  Principal payments on mortgage notes
    payable                                       (551,683)      (421,069)
  Repayments of mortgage notes payable                        (23,693,178)
  Payment of deferred expenses                                   (245,985)



                                              -------------  -------------
  Net cash used in financing activities           (445,629)   (16,857,939)
                                              -------------  -------------

Net change in cash and cash equivalents             58,459       (599,730)
Cash and cash equivalents at beginning
  of year                                          325,412      1,160,704
                                              -------------  -------------
Cash and cash equivalents at end of period    $    383,871   $    560,974
                                              =============  =============








  The accompanying notes are an integral part of the financial statements.

                     BALCOR REALTY INVESTORS 84-SERIES II,
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Maryland Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

Several reclassifications have been made to the previously reported 1994 statements in order to provide comparability with the 1995 statements. These reclassifications have not changed the 1994 results. In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the nine months and quarter ended September 30, 1995, and all such adjustments are of a normal and recurring nature.

2. Interest Expense:

During the nine months ended September 30, 1995 and 1994, the Partnership incurred interest expense on mortgage notes payable of $4,323,944 and $5,079,007 and paid interest expense of $4,374,226 and $5,413,075, respectively.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the nine months and quarter ended September 30, 1995 were:

                                        Paid
                                    -----------------------
                                    Nine Months    Quarter     Payable
                                    ------------  ---------  -----------
   Reimbursement of expenses to
     the General Partner, at cost       $205,971    $23,366      $29,506


As of September 30, 1995, the General Partner has advanced $8,245,555, including net advances of $137,000 during 1995, to the Partnership to provide working capital and meet other Partnership obligations. During the nine months ended September 30, 1995 and 1994, the Partnership incurred interest expense in connection with these loans of $412,519 and $276,264, respectively. The Partnership paid interest expense of $527,062 and $378,243 during the nine months ended September 30, 1995 and 1994, respectively. As of September 30, 1995, interest of $46,096 was payable on these advances. Interest was computed at the American Express Company cost of funds rate plus a spread to cover administrative expenses. As of September 30, 1995, this rate was 6.307%.

                     BALCOR REALTY INVESTORS 84-SERIES II,
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Maryland Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Realty Investors 84-Series II, A Real Estate Limited Partnership (the "Partnership") is a limited partnership formed in 1983 to invest in and operate income-producing real property. The Partnership raised $87,037,000 through the sale of Limited Partnership Interests and utilized these proceeds to acquire fourteen real property investments. The Partnership has since disposed of six of these properties. As of September 30, 1995, the Partnership continues to operate the eight remaining properties.

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

Operations
----------

Summary of Operations
---------------------

The Ridgepoint Green and Ridgepoint Way apartment complexes, which were generating losses for financial statement purposes, were sold in August 1994. The Partnership recognized gains from these sales, as well as an extraordinary gain on forgiveness of debt relating to the repayment of the related mortgage notes. The combined effect of these events resulted in the Partnership recognizing net income during the nine months and quarter ended September 30, 1994 as compared to a net loss during the same periods in 1995.

1995 Compared to 1994
---------------------

Unless otherwise noted, discussions of fluctuations between 1995 and 1994 refer both to the nine months and quarters ended September 30, 1995 and 1994.

As mentioned above, the Partnership sold the Ridgepoint Green and Ridgepoint Way apartment complexes in August 1994. As a result, the Partnership experienced decreases in rental and service income, interest expense on mortgage notes payable, depreciation, amortization, property operating expense, real estate taxes and property management fees during 1995 as compared to 1994. Increased occupancy and/or rental rates at six of the Partnership's eight remaining properties during 1995 partially offset the decrease in rental and service income, and consequently, property management fees.

As a result of higher average interest rates earned on short-term investments, interest income on short-term investments increased during 1995 as compared to 1994.

Due to higher average short-term loan balances payable to an affiliate and higher average interest rates in 1995, interest expense on short-term loans increased during 1995 as compared to 1994.

Property operating expenses decreased in 1995 as compared to 1994 primarily due to the 1994 property sales discussed above. Also contributing to the decrease was maintenance and repair expense incurred during 1994, which included exterior painting, wood siding replacement and the replacement of floor coverings at the Meadow Creek and Seabrook apartment complexes.

Legal and professional fees were incurred in 1994 in connection with the reorganization proceedings related to the Ridgepoint Green and Ridgepoint Way apartment complexes prior to their sale. This was the primary reason for the decrease in administrative expense during 1995 as compared to 1994. Lower data processing costs and portfolio management fees in 1995 also contributed to the decrease.

During August 1994, the Partnership recognized a gain of $4,257,709 on the sale of the Ridgepoint Green and Ridgepoint Way apartment complexes.

During 1995, interest expense on mortgage notes payable and amortization expense decreased at the Rosehill Pointe Apartments and resulted in a decrease in the affiliates' participation in losses from joint ventures during 1995 as compared to 1994.

During 1994, the Partnership recognized an extraordinary gain on forgiveness of debt of $1,510,773 in connection with the August 1994 sale of the Ridgepoint Green and Ridgepoint Way apartment complexes. This gain is net of the debt restructuring expense and full amortization of deferred expenses recognized by the Partnership during the first and second quarters of 1994 in connection with the approved plans of reorganization related to the Ridgepoint Green and Ridgepoint Way mortgage notes. The debt restructuring expense was subsequently forgiven in connection with the sale.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership increased slightly as of September 30, 1995 when compared to December 31, 1994.

The Partnership has loans of approximately $8,246,000 payable to the General Partner at September 30, 1995 in connection with funds advanced for working capital purposes and for property operating deficits. These loans are expected to be repaid from available cash flow from future property operations, or from proceeds received from the disposition of the Partnership's real estate investments prior to any distributions to the Limited Partners from these sources.

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

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit or a significant deficit, each after consideration of debt service payments unless otherwise indicated. A deficit is considered to be significant if it exceeds $250,000 annually or 20% of the property's rental and service income. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures, which include debt service payments. During 1995, five of the Partnership's eight remaining properties generated positive cash flow and three generated marginal cash flow deficits. During 1994, six of these properties generated positive cash flow and two generated marginal cash flow deficits. The Spring Creek Apartments, which had generated positive cash flow during 1994, generated a marginal cash flow deficit during 1995 as a result of lower rental income, higher property operating expense and increased debt service payments due to the 1994 refinancing of its loan at an increased principal balance. In addition, the Ridgepoint Green and Ridgepoint Way apartment complexes generated significant cash flow deficits prior to the sale of the properties in August 1994.

While the cash flow of certain of the Partnership's properties has improved, the General Partner continues to pursue a number of actions aimed at improving the cash flow of the Partnership's properties including refinancing of mortgage loans, improving property operating performance, and seeking rent increases where market conditions allow. As of September 30, 1995, the occupancy rates of the Partnership's properties ranged from 90% to 97%. Despite improvements during 1994 and 1995 in the local economies and rental markets where certain of the Partnership's properties are located, the General Partner believes that continued ownership of many of the properties is in the best interests of the Partnership in order to maximize potential returns to Limited Partners. As a result, the Partnership will continue to own these properties for longer than the holding period for the assets originally described in the Prospectus.

Each of the Partnership's properties is owned through the use of third-party mortgage loan financing and, therefore, the Partnership is subject to the financial obligations required by such loans. As a result of the General Partner's efforts to refinance certain of the existing loans with new lenders, the Partnership has only one loan, a mortgage loan of approximately $6,933,000 collateralized by the La Contenta Apartments, which matures in 1996. The General Partner is considering the sale of the property prior to the maturity of the loan.

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

(27) Financial Data Schedule of the Registrant for the nine month period ending September 30, 1995 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended September 30, 1995.

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



Date: November 14, 1995
      ---------------------------