Form 10-K
period 1995-12-31
BALCOR REALTY INVESTORS 84 SERIES II
filed 1996-03-26
CIK 740582

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1995
                          -----------------
                                      OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from               to
                               -------------    -------------
Commission file number 0-13334
                       -------

                     BALCOR REALTY INVESTORS 84-SERIES II,
                       A REAL ESTATE LIMITED PARTNERSHIP
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Maryland                                      36-3223939
-------------------------------                      -------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

2355 Waukegan Rd.
Bannockburn, IL                                             60015
----------------------------------------             -------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code (847) 267-1600
                                                   ---------------
Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----
Securities registered pursuant to Section 12(g) of the Act:

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

Item 1. Business
----------------

Balcor Realty Investors 84-Series II, A Real Estate Limited Partnership (the "Registrant") is a limited partnership formed in 1983 and governed by the laws of the State of Maryland. The Registrant raised $87,037,000 from sales of Limited Partnership Interests. The Registrant's operations consist exclusively of investment in and operation of income-producing real properties, and all financial information included in this report relates to this industry segment.

The Registrant utilized the net offering proceeds to acquire fourteen real property investments. The Registrant has since disposed of seven of these properties including the Seabrook Apartments which was sold in February 1996. As of December 31, 1995, the Registrant owned the eight properties described under Item 2. Properties. The Partnership Agreement provides that the proceeds of any sale or refinancing of the Registrant's properties will not be reinvested in new acquisitions.

Overall, the investment real estate market saw gradual improvement over the last year. This improvement has taken place in an environment of generally low interest rates and little or no new supply, parameters which may not exist in the next few years. Demand for real estate space, while projected to improve in line with the overall economy, is also vulnerable to external forces. The major challenges facing the real estate industry today include increased international competition, corporate restructurings, new computer and communications technologies, an aging population and potential revisions of the tax code. In addition, the increased flow of capital to real estate through new vehicles such as commercial mortgage-backed securities and REITs could spur new construction at unsupportable levels, as well as impact existing property values.

Operationally, existing apartment properties continued to register occupancy percentages in the 90s, with average rents rising at an annual rate of between 3 and 4 percent. Apartments are still considered one of the top real estate asset classes in terms of performance. However, some markets are experiencing new construction of rental units which, if unrestrained, could impact the performance of existing properties. Most of the new construction is aimed at the two segments of the rental market which are growing the fastest: low-income households and upper-income households who prefer to rent rather than own. Of all the major asset classes, apartments typically display the least volatility in terms of property values.

The General Partner believes that the market for multifamily housing properties has become increasingly favorable to sellers of these properties. As a result, the General Partner is exploring an acceleration of its strategy to sell the Registrant's properties.

Activity for the purchase of limited partnership interests ("tender offers") has increased in real estate limited partnerships generally. Many of these tender offers have been made by investors seeking to make a profit from the purchase of the interests. In the event a tender offer is made for interests in the Registrant, the General Partner will issue a response to Limited Partners expressing the General Partner's opinion regarding the offer. Certain administrative costs will be incurred to respond to a tender offer. The General

Partner cannot predict with any certainty what impact a tender offer will have on the operations or management of the Registrant.

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

Other Information
-----------------

Seabrook Apartments
-------------------

In 1984, Seabrook Apartments, Orange County, Florida, was acquired by a limited partnership (the "Limited Partnership") in which the Registrant and two affiliates of the Registrant (the "Affiliates") held effective ownership interests of approximately 83.72% and 16.28%, respectively. The Registrant contributed $2,700,000 and the Affiliates contributed $492,480 from their respective offering proceeds towards the purchase of the property. The property was acquired subject to first mortgage financing of $5,950,000.

On February 20, 1996, the Limited Partnership sold the property to an unaffiliated party, United Dominion Realty Trust, Inc., a Virginia corporation, for a sale price of $5,915,000. From the proceeds of the sale, the Limited Partnership repaid the $5,081,898 outstanding balance of the first mortgage loan collateralized by the property, a brokerage commission of $147,875 to an unaffiliated party, closing and other sale costs of $42,642. The Limited Partnership will receive the remaining proceeds of approximately $640,000. Pursuant to the terms of the sale, $250,000 of the proceeds will be retained by the Limited Partnership until August 1996. The Registrant's share of the net sale proceeds will be approximately $540,000. The General Partner was reimbursed by the Registrant for its actual expenses incurred in connection with the sale.


Item 2. Properties
------------------
As of December 31, 1995, the Registrant owns the eight properties described below:

Location                     Description of Property
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

Pineville, North Carolina  * Meadow Creek Apartments: a 250-unit apartment complex located on approximately 23 acres.

Gwinnett County, Georgia     Park Colony Apartments: a 352-unit apartment
                             complex located on approximately 29 acres.

Dallas, Texas                Ridgetree Apartments (Phase II): a 354-unit
                             apartment complex located on approximately 9 acres.

Lenexa, Kansas            ** Rosehill Pointe Apartments: a 498-unit apartment
                             complex located on approximately 35 acres.

Orange County, Florida    ** Seabrook Apartments: a 200-unit apartment complex
                         *** located on approximately 16 acres.

Columbus, Ohio               Spring Creek Apartments: a 288-unit apartment
                             complex located on approximately 19 acres.

Irving, Texas                Westwood Village Apartments: a 320-unit apartment
                             complex located on approximately 16 acres.

  * Owned by the Registrant through a joint venture with the seller. See Note 6 of Notes to Financial Statements for additional information.

 ** Owned by the Registrant through a joint venture with one or more affiliated partnerships. See Note 7 of Notes to Financial Statements for additional information.

*** This property was sold during 1996. See Item 1. Business and Note 10 of
    Notes to Financial Statements for additional information.

Each of the above properties is held subject to various mortgage loans and other forms of financing.

In the opinion of the General Partner, the Registrant has provided for adequate insurance coverage for its real estate investment properties.

See Notes to Financial Statements for other information regarding real property investments.

Item 3. Legal Proceedings
-------------------------

Proposed class action
---------------------

On February 29, 1996, a proposed class action complaint was filed, Raymond Masri vs. Lehman Brothers, Inc., et al., Case No. 96/103727 (Supreme Court of the State of New York, County of New York). The Registrant, additional limited partnerships which were sponsored by The Balcor Company, three limited partnerships sponsored by the predecessor of Lehman Brothers, Inc. (together with the Registrant and the affiliated partnerships, the "Defendant Partnerships"), Lehman Brothers, Inc. and Smith Barney Holdings, Inc. are defendants. The complaint alleges, among other things, common law fraud and deceit, negligent misrepresentation and breach of fiduciary duty relating to the disclosure of information in the offering of limited partnership interests in the Defendant Partnerships. The complaint seeks judgment for compensatory damages equal to the amount invested in the Defendant Partnerships by the proposed class plus interest accrued thereon; general damages for injuries arising from the defendants' actions; recovery from the defendants of all profits received by them as a result of their actions relating to the Defendant Partnerships; exemplary damages; attorneys' fees and other costs.

The defendants intend to vigorously contest this action. No class has been certified as of this date. Management of each of the defendants believes they have meritorious defenses to contest the claims. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the Registrant.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

No matters were submitted to a vote of the Limited Partners of the Registrant during 1995.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
-------------------------------------------------------------------------
Matters
-------

There has not been an established public market for Limited Partnership Interests and it is not anticipated that one will develop; therefore, the market value of the Limited Partnership Interests cannot reasonably be determined. The Registrant has not made distributions to date to Limited Partners. For additional information, see Item 7. - "Management's Discussion and Analysis of Financial Condition and Results of Operations" below.

As of December 31, 1995, the number of record holders of Limited Partnership Interests of the Registrant was 8,475.

Item 6. Selected Financial Data
-------------------------------


                                    Year ended December 31,
                  ------------------------------------------------------------
                      1995         1994        1993       1992         1991
                  ------------ -----------  ---------- ----------- -----------

Total income      $15,677,369  $17,020,543 $17,984,872 $21,928,782 $21,284,255
Loss before
 gains on sales
 of assets and
 extraordinary
 items             (1,414,559)  (3,313,544) (3,371,970) (5,099,275) (5,662,553)
Net (loss) income  (1,414,559)   2,454,938   9,901,817  (5,099,275) (5,662,553)
Net (loss) income
  per Limited Part-
  nership Interest     (16.09)       27.92      112.63      (58.00)     (64.41)

Total assets       54,412,115   56,636,602  73,333,165 100,416,387 104,489,888
Mortgage notes
  payable          65,239,773   65,971,823  84,130,907 120,086,011 120,708,225


Item 7. Management's Discussion and Analysis of Financial Condition and
-----------------------------------------------------------------------
Results of Operations
---------------------

Operations
----------

Summary of Operations
---------------------

Balcor Realty Investors 84 - Series II (the "Partnership") sold two properties in August 1994 and an additional property in April 1993. In addition, the Partnership recognized an extraordinary gain on forgiveness of debt relating to the repayment of the mortgage notes in connection with the 1994 property sales and recognized extraordinary gains on two other properties that were lost through foreclosure in March and May of 1993. In April 1993, the Partnership refinanced the Ridgetree II first mortgage loan at a discount and recognized a gain in connection with this refinancing. The timing of the gains related to these events resulted in the Partnership recognizing net income during 1994 as compared to a net loss during 1995 and a decrease in net income during 1994 as compared to 1993. Further discussion of the Partnership's operations are summarized below.

1995 Compared to 1994
---------------------

The Partnership sold the Ridgepoint Green and Ridgepoint Way apartment complexes in August 1994. As a result, the Partnership experienced decreases in rental and service income, interest expense on mortgage notes payable, depreciation, amortization, property operating expense, real estate taxes and property management fees during 1995 as compared to 1994. Increased rental rates at six of the Partnership's eight remaining properties during 1995 partially offset the decrease in rental and service income, and consequently, property management fees.

As a result of higher average interest rates earned on short-term investments, interest income on short-term investments increased during 1995 as compared to 1994.

Due to higher average short-term loan balances payable to an affiliate and higher average interest rates in 1995, interest expense on short-term loans from an affiliate increased during 1995 as compared to 1994.

Property operating expenses decreased in 1995 as compared to 1994 primarily due to the 1994 property sales discussed above. Also contributing to the decrease was the high level of maintenance and repair expense incurred during 1994, which included exterior painting, wood siding replacement and the replacement of floor coverings at the Meadow Creek and Seabrook apartment complexes.

Legal and professional fees were incurred in 1994 in connection with the reorganization proceedings related to the Ridgepoint Green and Ridgepoint Way apartment complexes prior to their sale. This was the primary reason for the decrease in administrative expense during 1995 as compared to 1994. Lower data processing costs, portfolio management and accounting fees in 1995 also contributed to the decrease.

During 1994, the Partnership recognized a gain of $4,257,709 on the sale of the Ridgepoint Green and Ridgepoint Way apartment complexes.

During 1995, rental and service income increased at the Rosehill Pointe Apartments due to increased rental rates and higher average occupancy and resulted in a decrease in the affiliates' participation in losses from joint ventures during 1995 as compared to 1994.

During 1994, the Partnership recognized an extraordinary gain on forgiveness of debt of $1,510,773 in connection with the 1994 sale of the Ridgepoint Green and Ridgepoint Way apartment complexes. This gain is net of the debt restructuring expense and full amortization of deferred expenses recognized by the Partnership during the first and second quarters of 1994 in connection with the approved plans of reorganization related to the Ridgepoint Green and Ridgepoint

Way mortgage notes. The debt restructuring expense was subsequently forgiven in connection with the sale.

1994 Compared to 1993
---------------------
The Partnership sold the Butterfield Village Apartments in April 1993 and the Ridgepoint Green and Ridgepoint Way apartment complexes in August 1994. As a result, the Partnership experienced decreases in rental and service income, interest expense on mortgage notes payable, depreciation, and property management fees during 1994 as compared to 1993. Increased occupancy and/or rental rates at five of the Partnership's remaining properties partially offset the above decrease in rental and service income and, consequently, property management fees.

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

During 1994, the General Partner made net advances to the Partnership for additional working capital. This, along with higher interest rates in 1994, resulted in an increase in interest expense on short-term loans from an affiliate during 1994 as compared to 1993.

Due to the sale of the Butterfield Village Apartments and the foreclosure of the Highland Ridge Apartments, the Partnership fully amortized the remaining financing fees related to the corresponding mortgage notes payable in 1993.

Insurance premiums increased at all of the Partnership's properties. In addition, higher utility, payroll, and advertising costs at the La Contenta, Ridgetree II, Rosehill Pointe, Seabrook, Spring Creek, and Westwood Village apartment complexes during 1994, as well as higher maintenance and repair expense, which included exterior painting and wood siding replacement, asphalt repairs, landscaping improvements, plumbing repairs and the replacement of floor coverings at the La Contenta, Meadow Creek, Park Colony, Ridgepoint Green, Ridgepoint Way, Seabrook and Spring Creek apartment complexes during 1994 were the primarily reasons for the increase in property operating expense during 1994 as compared to 1993. The Partnership had deferred non-critical costs during 1993 at the Ridgepoint Green and Ridgepoint Way apartment complexes due to the bankruptcy filings, and in accordance with the terms of the bankruptcy plans, the Partnership completed exterior painting at these two properties during 1994. The increase was partially offset by a decrease in property operating expense due to the property dispositions discussed above.

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

During April 1993, the Partnership recognized a gain of $3,606,825 on the sale of the Butterfield Village Apartments.

During 1993, the Partnership recognized an extraordinary gain on forgiveness of debt of $1,234,276 in connection with the April 1993 refinancing of the Ridgetree II Apartments. The Partnership also recognized extraordinary gains on foreclosures totaling $8,432,686 in connection with the foreclosures of the Rancho Mirage and Highland Ridge apartments complexes in March 1993 and May 1993, respectively. See Note 11 of Notes to Financial Statements for additional information.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership increased slightly as of December 31, 1995 when compared to December 31, 1994. The Partnership received cash flow from its operating activities. The revenue generated by the Partnership's properties was partially offset by the payment of property operating expenses, administrative expenses, and interest expense on the General Partner loans. The Partnership used cash to fund certain of its financing activities which consisted primarily of the payment of principal on the Partnership's loans. During February 1996, the Partnership received proceeds from the sale of the Seabrook Apartments. Pursuant to the terms of the sale, a portion of the proceeds is being retained by the Partnership until August 1996. The remainder of the proceeds received by the Partnership was used to repay a portion of the General Partner loans.

The Partnership has loans of approximately $8,386,000 payable to the General Partner at December 31, 1995 in connection with funds advanced for working capital purposes and for property operating deficits. These loans are expected to be repaid from available cash flow from future property operations, or from proceeds received from the disposition of the Partnership's real estate investments prior to any distributions to the Limited Partners from these sources.

The General Partner may continue to make arrangements with an affiliate to provide additional short-term loans to the Partnership to fund working capital needs or operating deficits, although there is no assurance that such loans will be available. Should additional borrowings be needed and not be available either through the General Partner or third parties, the Partnership may be required to dispose of some of its properties to satisfy these obligations.

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit or a significant deficit, each after consideration of debt service payments unless otherwise indicated. A deficit is considered to be significant if it exceeds $250,000 annually or 20% of the property's rental and service income. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures, which include debt service payments. During 1995, seven of the Partnership's eight remaining properties at December 31, 1995 generated positive cash flow and one generated a marginal cash flow deficit. During 1994, six of these properties generated positive cash flow and two generated marginal cash flow deficits. The Ridgetree Apartments - Phase II, which had generated a marginal cash flow deficit during 1994, generated positive cash flow during 1995 as a result of higher rental income and lower property operating expense. In addition, the Ridgepoint Green and Ridgepoint Way apartment complexes generated significant cash flow deficits prior to the sale of the properties in August 1994. As of December 31, 1995, occupancy rates ranged from 90% to 98%.

While the cash flow of certain of the Partnership's properties has improved, the General Partner continues to pursue a number of actions aimed at improving the cash flow of the Partnership's properties, including improving property operating performance, and seeking rent increases where market conditions allow.

The General Partner believes that the market for multifamily housing properties has become increasingly favorable to sellers of these properties. As a result, the General Partner is exploring an acceleration of its strategy to sell the Partnership's properties.

Each of the Partnership's properties is owned through the use of third-party mortgage loan financing and, therefore, the Partnership is subject to the financial obligations required by such loans. As a result of the General Partner's efforts to refinance certain of the existing loans with new lenders, the Partnership has only one loan, a mortgage loan of approximately $6,933,000 collateralized by the La Contenta Apartments, which matures in 1996. The General Partner is currently seeking to refinance or sell the property.

During February 1996, the Partnership sold the Seabrook Apartments, which was owned by a joint venture consisting of the Partnership and two affiliates, in an all cash sale for $5,915,000. From the proceeds, $5,081,898 was paid in full satisfaction of the first mortgage loan. Net proceeds received from this transaction were approximately $640,000, of which approximately $540,000 was the Partnership's share. See Note 13 of Notes to Financial Statements for additional information.

In 1995, the Financial Accounting Standards Board issued Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" which establishes accounting standards for impairment of long-lived assets and long-lived assets to be disposed of. This statement has been adopted by the Partnership as of January 1, 1995, and did not have a material impact on the financial position or results of operations of the Partnership.

Inflation has several types of potentially conflicting impacts on real estate investments. Short-term inflation can increase real estate operating costs which may or may not be recovered through increased rents and/or sales prices depending on general or local economic conditions. In the long-term, inflation will increase operating costs and replacement costs and may lead to increased rental revenues and real estate values.

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------
See Index to Financial Statements and Schedule in this Form 10-K.

The supplemental financial information specified by Item 302 of Regulation S-K is not applicable.

The net effect of the differences between the financial statements and the tax returns is summarized as follows:

                        December 31, 1995          December 31, 1994
                    -------------------------  -------------------------
                     Financial        Tax       Financial        Tax
                     Statements     Returns    Statements      Returns
                     ----------    ---------   ----------     ---------

Total assets        $54,412,115  $38,289,522  $ 56,636,602  $41,311,618
Partners' capital
 accounts (deficit):
  General Partner      (952,121) (11,388,533)     (937,975) (11,183,177)
  Limited Partners  (18,559,083) (20,172,629)  (17,158,670) (18,151,946)
Net income (loss):
  General Partner       (14,146)    (205,356)       24,549     (661,350)
  Limited Partners   (1,400,413)  (2,020,683)    2,430,389    7,371,477
  Per Limited Part-
    nership Interest     (16.09)      (23.22)        27.92         84.69


Item 9. Changes in and Disagreements with Accountants on Accounting and
-----------------------------------------------------------------------
Financial Disclosure
--------------------

There have been no changes in or disagreements with accountants on any matter of accounting principles, practices or financial statement disclosure.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

(a) The Registrant does not have a Board of Directors; however, Balcor Partners-84 II, Inc., the General Partner, does have a Board of Directors which consists of Thomas Meador and Brian Parker. The term of office as a director of the General Partner is one year. Directors are elected at the annual meeting of shareholders.

The directors of Balcor Partners-84 II, Inc., the General Partner of the Registrant, are not directors in any company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (the "Act") or subject to the requirements of Section 15 (b) of the Act or any company registered as an investment company under the Investment Company Act of 1940. Messrs. Meador and Parker are, however, directors of the general partner of one other issuer, which have a class of securities registered pursuant to
Section 12 of the Securities Exchange Act of 1934.

(b, c & e) The names, ages and business experiences of the executive officers, directors and significant employees of the General Partner of the Registrant are as follows:


               TITLE                         OFFICERS
               -----                         --------
Chairman, President and Chief           Thomas E. Meador
   Executive Officer
Senior Vice President                   Alexander J. Darragh
Senior Vice President                   Josette V. Goldberg
Senior Vice President                   Alan G. Lieberman
Senior Vice President, Chief            Brian D. Parker
   Financial Officer, Treasurer
   and Assistant Secretary
Senior Vice President                   John K. Powell, Jr.

Thomas E. Meador (July 1947) joined Balcor in July 1979. He is Chairman, President and Chief Executive Officer and has responsibility for all ongoing day-to-day activities at Balcor. He is a Director of The Balcor Company. He is also Senior Vice President of American Express Company and is responsible for its real estate operations worldwide. Prior to joining Balcor, Mr. Meador was employed at the Harris Trust and Savings Bank in the commercial real estate division where he was involved in various lending activities. Mr. Meador received his M.B.A. degree from the Indiana University Graduate School of Business.

Alexander J. Darragh (February 1955) joined Balcor in September 1988 and is responsible for due diligence analysis and real estate advisory services for Balcor and American Express Company. He also has supervisory responsibility for Balcor's environmental matters. Mr. Darragh received masters' degrees in Urban Geography from Queen's University and in Urban Planning from Northwestern University.

Josette V. Goldberg (April 1957) joined Balcor in January 1985 and has primary responsibility for all human resources matters. In addition, she has supervisory responsibility for Balcor's MIS functions. Ms. Goldberg has been designated as a Senior Human Resources Professional (SHRP).

Alan G. Lieberman (June 1959) joined Balcor in May 1983 and is responsible for Balcor's property sales and capital markets functions. Mr. Lieberman is a Certified Public Accountant.

Brian D. Parker (June 1951) joined Balcor in March 1986 and, as Chief Financial Officer and Chief Accounting Officer, is responsible for Balcor's financial, legal and treasury functions. He is a Director of The Balcor Company. Mr. Parker is a Certified Public Accountant and holds an M.S. degree in Accountancy from DePaul University.

John K. Powell Jr. (June 1950) joined Balcor in September 1985 and is responsible for portfolio and asset management matters relating to Balcor's partnerships. Mr. Powell also has supervisory responsibility for Balcor's risk management and investor services functions. He received a Master of Planning degree from the University of Virginia. Mr. Powell has been designated a Certified Real Estate Financier by the National Society for Real Estate Finance and is a full member of the Urban Land Institute.

(d) There is no family relationship between any of the foregoing officers or directors.

(f) None of the foregoing officers, directors or employees are currently involved in any material legal proceedings nor were any such proceedings terminated during the fourth quarter of 1995.

Item 11. Executive Compensation
-------------------------------

The Registrant has not paid and does not propose to pay any remuneration to the executive officers and directors of Balcor Partners-84 II, Inc., the General Partner. Certain of these officers receive compensation from The Balcor Company for services performed for various affiliated entities, which may include services performed for the Registrant. However, the General Partner believes that any such compensation attributable to services performed for the Registrant is immaterial to the Registrant. See Note 9 of Notes to Financial Statements for the information relating to transactions with affiliates.

Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

(a) No person owns of record or is known by the Registrant to own beneficially more than 5% of the outstanding Limited Partnership
Interests of the Registrant.

(b) Balcor Partners-84 II, Inc. and its shareholders, directors, and officers own as a group the following Limited Partnership Interests of the Registrant.

                                  Amount
                               Beneficially
         Title of Class            Owned       Percent of Class
         --------------        -------------   ----------------
         Limited Partnership

           Interests           95 Interests      Less than 1%

Relatives and affiliates of the partners and officers of the General Partner own 41 additional Interests.

(c) The Registrant is not aware of any arrangements, the operation of which may result in a change of control of the Registrant.


Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

(a & b) See Note 3 of Notes to Financial Statements for information relating to the Partnership Agreement and the allocation of distributions and profits and losses.

See Note 9 of Notes to Financial Statements for additional information relating to transactions with affiliates.

(c) No management person is indebted to the Registrant.

(d) The Registrant has no outstanding agreements with any promoters.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedule, and Reports on Form 8-K
-------------------------------------------------------------------------

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

(27) Financial Data Schedule of the Registrant for 1995 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended December 31, 1995.

(c) Exhibits: See Item 14(a)(3) above.

(d) Financial Statement Schedules: See Index to Financial Statements and Financial Statement Schedule in this Form 10-K.

(99) Agreement of Sale and Amendment thereto relating to the sale of Seabrook Apartments, Orlando, Florida.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         BALCOR REALTY INVESTORS 84-SERIES II,
                         A REAL ESTATE LIMITED PARTNERSHIP


                         By: /s/Brian D. Parker
                             ------------------------
                             Brian D. Parker
                             Senior Vice President, and Chief
                             Financial Officer (Principal Accounting
                             and Financial Officer) of Balcor
                             Partners-84 II, Inc., the General
                             Partner

Date:  March 26, 1996
      ------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                     Title                       Date
----------------------   ---------------------------------   --------------
                         President, Chief Executive Officer
                         (Principal Executive Officer) and
                         Director of Balcor Partners-84 II,
/s/Thomas E. Meador      Inc., the General Partner          March 26, 1996
----------------------                                      --------------
  Thomas E. Meador


                         Senior Vice President, and Chief
                         Financial Officer (Principal
                         Accounting and Financial Officer)
                         of Balcor Partners-84 II, Inc.,
 /s/Brian D. Parker      the General Partner                March 26, 1996
----------------------                                      --------------
  Brian D. Parker

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE



Report of Independent Accountants

Financial Statements:

Balance Sheets, December 31, 1995 and 1994

Statements of Partners' Deficit, for the years ended December 31, 1995, 1994 and 1993

Statements of Income and Expenses, for the years ended December 31, 1995, 1994 and 1993

Statements of Cash Flows, for the years ended December 31, 1995, 1994 and 1993

Notes to Financial Statements

Financial Statement Schedule:

III - Real Estate and Accumulated Depreciation, as of December 31, 1995

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Balcor Realty Investors 84-Series II, A Real Estate Limited Partnership at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.








                                   COOPERS & LYBRAND L.L.P


Chicago, Illinois
March 23, 1996

                     BALCOR REALTY INVESTORS 84-SERIES II,
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Maryland Limited Partnership)

                                BALANCE SHEETS
                          December 31, 1995 and 1994

                                    ASSETS

                                                 1995            1994
                                            --------------  --------------
Cash and cash equivalents                   $     419,227   $     325,412
Escrow deposits                                 1,158,746       1,094,558
Accounts and accrued interest receivable          189,252         364,052
Prepaid expenses                                  159,160
Deferred expenses, net of accumulated
  amortization of $763,343 in 1995 and
  $585,255 in 1994                                565,727         743,815
                                            --------------  --------------
                                                2,492,112       2,527,837
                                            --------------  --------------
Investment in real estate:
  Land                                         11,076,389      11,076,389
  Buildings and improvements                   71,945,955      71,945,955
                                            --------------  --------------
                                               83,022,344      83,022,344
  Less accumulated depreciation                31,102,341      28,913,579
                                            --------------  --------------
Investment in real estate, net of
  accumulated depreciation                     51,920,003      54,108,765
                                            --------------  --------------
                                            $  54,412,115   $  56,636,602
                                            ==============  ==============

                       LIABILITIES AND PARTNERS' DEFICIT

Loans payable - affiliate                   $   8,385,555   $   8,108,555
Accounts payable                                  141,388         170,393
Due to affiliates                                 126,650         258,657
Accrued liabilities, principally interest
  and real estate taxes                         1,078,917       1,131,065
Security deposits                                 273,669         293,922
Mortgage notes payable                         65,239,773      65,971,823
                                            --------------  --------------
    Total liabilities                          75,245,952      75,934,415
                                            --------------  --------------
Affiliates' participation in joint ventures    (1,322,633)     (1,201,168)
                                            --------------  --------------
Limited Partners' deficit (87,037 Interests
  issued and outstanding)                     (18,559,083)    (17,158,670)

General Partner's deficit                        (952,121)       (937,975)
                                            --------------  --------------
    Total partners' capital                   (19,511,204)    (18,096,645)
                                            --------------  --------------
                                            $  54,412,115   $  56,636,602
                                            ==============  ==============

The accompanying notes are an integral part of the financial statements.

                     BALCOR REALTY INVESTORS 84-SERIES II,
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Maryland Limited Partnership)

                        STATEMENTS OF PARTNERS' DEFICIT
             for the years ended December 31, 1995, 1994 and 1993



                              Partners' Deficit Accounts
                              --------------------------------------------
                                                 General        Limited
                                   Total         Partner      Partners (A)
                              -------------- -------------- --------------

Balance at December 31, 1992  $ (30,453,400) $  (1,061,542) $ (29,391,858)

Net income for the year
  ended December 31, 1993         9,901,817         99,018      9,802,799
                              -------------- -------------- --------------
Balance at December 31, 1993    (20,551,583)      (962,524)   (19,589,059)

Net income for the year
  ended December 31, 1994         2,454,938         24,549      2,430,389
                              -------------- -------------- --------------
Balance at December 31, 1994    (18,096,645)      (937,975)   (17,158,670)

Net loss for the year
  ended December 31, 1995        (1,414,559)       (14,146)    (1,400,413)
                              -------------- -------------- --------------
Balance at December 31, 1995  $ (19,511,204) $    (952,121) $ (18,559,083)
                              ============== ============== ==============

  (A)  Includes a $95,000 investment by the General Partner.


The accompanying notes are an integral part of the financial statements.

                     BALCOR REALTY INVESTORS 84-SERIES II,
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Maryland Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1995, 1994 and 1993

                                   1995           1994           1993
                              -------------- -------------- --------------
Income:
  Rental and service          $  15,621,758  $  16,985,963  $  17,953,526
  Interest on short-term
    investments                      55,611         34,580         31,346
                              -------------- -------------- --------------
    Total income                 15,677,369     17,020,543     17,984,872
                              -------------- -------------- --------------
Expenses:
  Interest on mortgage
    notes payable                 5,762,150      6,514,973      8,287,777
  Interest on short-term loans
    from an affiliate               544,980        399,006        290,389
  Depreciation                    2,188,762      2,492,641      2,712,857
  Amortization of deferred
    expenses                        178,088        211,246        441,513
  Property operating              5,906,395      7,431,340      6,567,907
  Real estate taxes               1,255,631      1,639,635      1,553,880
  Property management fees          768,357        850,097        893,859
  Administrative                    526,207        870,872        679,625
                              -------------- -------------- --------------
    Total expenses               17,130,570     20,409,810     21,427,807
                              -------------- -------------- --------------
Loss before gain on sale of
  properties, participation
  in joint ventures and
  extraordinary items            (1,453,201)    (3,389,267)    (3,442,935)
Gain on sale of properties                       4,257,709      3,606,825
Affiliates' participation in
  losses from joint ventures         38,642         75,723         70,965
                              -------------- -------------- --------------
(Loss) income before
  extraordinary items            (1,414,559)       944,165        234,855
                              -------------- -------------- --------------
Extraordinary items:
  Gain on forgiveness of debt                    1,510,773      1,234,276
  Gain on foreclosure of
    properties                                                  8,432,686
                                             --------------   ------------
Total extraordinary items                        1,510,773      9,666,962
                              -------------- -------------- --------------
Net (loss) income             $  (1,414,559) $   2,454,938  $   9,901,817
                              ============== ============== ==============
(Loss) income before
  extraordinary item allocated
  to General Partner          $     (14,146) $       9,441  $       2,349
                              ============== ============== ==============

The accompanying notes are an integral part of the financial statements.

                     BALCOR REALTY INVESTORS 84-SERIES II,
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Maryland Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1995, 1994 and 1993
                                  (Continued)

                                   1995           1994           1993
                              -------------- -------------- --------------
(Loss) income before
  exrtaordinary item allocated
  to Limited Partners         $  (1,400,413) $     934,724  $     232,506
                              ============== ============== ==============
(Loss) income before
  extraordinary item per
  Limited Partnership Interest
  (87,037 issued and
  outstanding)                $      (16.09) $       10.74  $        2.68
                              ============== ============== ==============
Extraordinary item allocated
  to General Partner                   None  $      15,108  $      96,669
                              ============== ============== ==============
Extraordinary item allocated
  to Limited Partners                  None  $   1,495,665  $   9,570,293
                              ============== ============== ==============
Extraordinary item per Limited
  Partnership Interest (87,037
  issued and outstanding)              None  $       17.18  $      109.95
                              ============== ============== ==============
Net (loss) income allocated to
  General Partner             $     (14,146) $      24,549  $      99,018
                              ============== ============== ==============
Net (loss) income allocated to
  Limited Partners            $  (1,400,413) $   2,430,389  $   9,802,799
                              ============== ============== ==============
Net (loss) income per Limited
  Partnership Interest (87,037
  issued and outstanding)     $      (16.09) $       27.92  $      112.63
                              ============== ============== ==============

The accompanying notes are an integral part of the financial statements.

                     BALCOR REALTY INVESTORS 84-SERIES II,
                       A REAL ESTATE LIMITED PARTNERSHIP
                        (A Maryland Limited Parnership)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1995, 1994 and 1993

                                   1995           1994           1993
                              -------------- -------------- --------------
Operating activities:
  Net (loss) income           $  (1,414,559) $   2,454,938  $   9,901,817
  Adjustments to reconcile net
    (loss) income to net cash
    provided by or (used in)
    operating activities:
      Gain on forgiveness
        of debt                                 (1,510,773)    (1,234,276)
      Gain on foreclosure of
        of properties                                          (8,432,686)
      Gain on sale of
        properties                              (4,257,709)    (3,606,825)
      Affiliates' participation
        in losses from joint
        ventures                    (38,642)       (75,723)       (70,965)
      Depreciation of
        properties                2,188,762      2,492,641      2,712,857
      Amortization of deferred
        expenses                    178,088        211,246        441,513
      Net change in:
        Escrow deposits             (64,188)        55,113       (360,723)
        Accounts and accrued
          interest receivable       174,800       (298,776)       165,444
        Prepaid expenses           (159,160)
        Accounts payable            (29,005)        54,900       (185,544)
        Due to affiliates          (132,007)        (9,775)        99,586
        Accrued liabilities         (52,148)      (615,274)       341,199
        Security deposits           (20,253)       (78,933)      (102,146)
                              -------------- -------------- --------------
  Net cash provided by or
    (used in) operating
    activities                      631,688     (1,578,125)      (330,749)
                              -------------- -------------- --------------
Investing activities:
  Proceeds from sale of
    properties                                  17,790,715      9,385,000
  Costs incurred in connection
    with sale of properties                       (241,511)      (164,056)
                                             -------------- --------------
Net cash provided by investing
  activities                                    17,549,204      9,220,944
                                             -------------- --------------

The accompanying notes are an integral part of the financial statements.

                     BALCOR REALTY INVESTORS 84-SERIES II,
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Maryland Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1995, 1994 and 1993
                                  (Continued)

                                   1995           1994           1993
                              -------------- -------------- --------------
Financing activities:
  Capital contributions by
    joint venture partners-
    affiliates                $      42,706  $      17,320
  Distributions to joint
    venture partners-
    affiliates                     (125,529)       (89,383) $     (25,037)
  Proceeds from loans payable-
    affiliate                       677,000        866,905      1,086,469
  Repayment of loans payable-
    affiliate                      (400,000)      (534,073)    (1,429,236)
  Proceeds from issuance of
    mortgage notes payable                       7,448,362     13,236,340
  Principal payments on
    mortgage notes payable         (732,050)      (576,339)      (614,974)
  Repayments of mortgage notes
    payable                                    (23,693,178)   (19,792,049)
  Payment of deferred expenses                    (245,985)      (414,832)
                              -------------- -------------- --------------
  Net cash used in financing
    activities                     (537,873)   (16,806,371)    (7,953,319)
                              -------------- -------------- --------------
Net change in cash and cash
  equivalents                        93,815       (835,292)       936,876
Cash and cash equivalents at
  beginning of year                 325,412      1,160,704        223,828
                              -------------- -------------- --------------
Cash and cash equivalents at
  end of year                 $     419,227  $     325,412  $   1,160,704
                              ============== ============== ==============

The accompanying notes are an integral part of the financial statements.

                     BALCOR REALTY INVESTORS 84-SERIES II,
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Maryland Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS


1. Nature of the Partnership's Business:

Balcor Realty Investors 84-Series II (the "Partnership") is engaged principally in the operation of residential real estate located in various markets within the United States.

2. Accounting Policies:

(a) The preparation of the financial statements in conformity with generally accepted accounting principles requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could vary from those estimates.

(b) Depreciation expense is computed using the straight-line and accelerated methods. Rates used in the determination of depreciation are based upon the following estimated useful lives:


               Buildings and land improvements     30 years
               Furniture and fixtures              5 years

Maintenance and repairs are charged to expense when incurred. Expenditures for improvements are charged to the related asset account.

Interest incurred while properties were under construction was capitalized.

As properties are sold, the related costs and accumulated depreciation are removed from the respective accounts. Any gain or loss on disposition is recognized in accordance with generally accepted accounting principles.

(c) Effective January 1, 1995 the Partnership adopted Statement of Financial Accounting Standards, No. 121 (SFAS 121), ("Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of"). Under SFAS 121, the Partnership records its investments in real estate at the lower of cost or fair value, and periodically assesses, but not less than on an annual basis, possible impairment to the value of its properties. The General Partner estimates the fair value of its properties by dividing the property's expected net operating income by a risk adjusted rate of return which considers economic and demographic conditions in the market. In the event the General Partner determines an impairment in value has occurred, and the carrying amount of the real estate asset will not be recovered, a provision is recorded to reduce the carrying basis of the property to its estimated fair value. The General Partner considers the method referred to above to result in a reasonable measurement of a property's fair value, unless other factors affecting the property's value indicate otherwise.

(d) Deferred expenses consist of loan modification and financing fees which are amortized over the terms of the respective loan agreements.

(e) The Financial Accounting Standard Board's Statement No. 107, "Disclosures About Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value. Since quoted market prices are not available for the Partnership's financial instruments, fair values have been based on estimates using present value techniques. These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, may not be realized in immediate settlement of the instrument. Statement No. 107 does not apply to all balance sheet items and excludes certain financial instruments and all non-financial instruments such as real estate from its disclosure requirements.

(f) Cash and cash equivalents include all unrestricted, highly liquid investments with an original maturity of three months or less.

(g) The Partnership is not liable for Federal income taxes and each partner recognizes his proportionate share of the Partnership income or loss in his tax return; therefore, no provision for income taxes is made in the financial statements of the Partnership.

(h) Revenue is recognized on an accrual basis in accordance with generally accepted accounting principles.

(i) A reclassification has been made to the previously reported 1994 and 1993 financial statements to conform with the classification used in 1995. This reclassification has not changed the 1994 and 1993 results.

3. Partnership Agreement:

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

4. Mortgage Notes Payable:

Mortgage notes payable at December 31, 1995 and 1994 consisted of the following:

                          Carrying      Carrying
                           Amount        Amount      Current     Current    Estimated     Final
  Property Pledged      of Notes at   of Notes at    Interest    Monthly     Balloon     Maturity
   as Collateral          12/31/95      12/31/94      Rate       Payment     Payment       Date
 -----------------       ----------    ----------    --------    -------    ---------     -------
Apartment Complexes:
La Contenta            $7,036,403     $ 7,119,382     9.50%    $ 62,634    $ 6,933,000     1996
Meadow Creek            5,096,878       5,141,497     8.54%      40,131      4,972,000     1998
Park Colony             9,975,000       9,975,000     9.375%     84,294      9,753,000     1999
Ridgetree (Phase II)    7,816,515       7,868,144    10.05%      70,004      7,529,000     2000
Rosehill Pointe        14,478,769      14,750,078     7.875%    117,886     13,619,000     1998
                        1,302,358(A)    1,344,000     9.75%      14,238      1,206,000     1998
Seabrook (B)            5,081,898       5,081,898
Spring Creek (C)        7,369,551       7,420,202     9.21%      61,060      7,076,000     2000
Westwood Village        7,082,401       7,271,622     6.498%     52,333      6,612,000     1998
                     ------------    ------------

    Total             $65,239,773     $65,971,823
                     ============    ============

See notes (A) through (C).

(A) In January 1995, this loan was modified. The interest rate remained at 9.75%, the maturity date was extended from January 1995 to January 1998, and the monthly interest-only payments of $10,920 increased to monthly principal and interest payments of $14,238.

(B) In February 1996, this property was sold. The mortgage maturity amount is included in the 1996 maturity schedule amount below. See Note 10 of Notes to Financial Statements for additional information.

(C) In July 1994, this loan was refinanced. The interest rate decreased from 9.25% to 9.21%, the maturity date was extended from August 1994 to August 2000, and the monthly payments increased from $54,729 to $61,060 due to the increased principal balance of the loan. Proceeds from the new $7,448,362 first mortgage loan were used to repay the existing first mortgage loan of $7,100,000.

The Partnership's loans described above require current monthly payments of principal and interest. The Park Colony mortgage loan required monthly interest-only payments through December 31, 1995. Effective January 1996, the monthly payments were changed to include principal and interest.

Real estate with an aggregate carrying value of $51,920,003 at December 31, 1995 was pledged as collateral for repayment of mortgage loans.

Future annual maturities of the above mortgage notes payable during each of the next five years are approximately as follows:

                         1996   $ 12,820,000
                         1997        809,000
                         1998     26,912,000
                         1999      9,903,000
                         2000     14,671,000


During 1995, 1994 and 1993, the Partnership incurred interest expense on mortgage notes payable of $5,762,150, $6,514,973 and $8,287,777 and paid interest expense of $5,829,192, $6,863,768 and $7,888,588, respectively.

5. Management Agreements:

As of December 31, 1995, all of the properties owned by the Partnership are under management agreements with a third party management company. These management agreements provide for annual fees of 5% of gross operating receipts.

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

7. Affiliates' Participation in Joint Ventures:

Rosehill Pointe Apartments is owned by the Partnership and an affiliate. Profits and losses are allocated 61.62% to the Partnership and 38.38% to the affiliate. In addition, Seabrook Apartments was owned by the Partnership and two affiliates prior to its sale in February 1996. Profits and losses are allocated 83.72% to the Partnership and 16.28% to the affiliates. All assets, liabilities, income and expenses of the joint ventures are included in the financial statements of the Partnership with appropriate adjustment for profit or loss for each affiliate's participation. Net distributions of $82,823, $72,063 and $25,037 were made to joint venture partners during 1995, 1994 and 1993, respectively.

8. Tax Accounting:

The Partnership keeps its books in accordance with the Internal Revenue Code, rules and regulations promulgated thereunder, and existing interpretations thereof. The accompanying financial statements, which are prepared in accordance with generally accepted accounting principles, will differ from the tax returns due to the different treatment of various items as specified in the Internal Revenue Code. The net effect of these accounting differences is that the net loss for 1995 in the financial statements is $811,480 less than the tax loss for the same period.

9. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates are:


                    Year Ended            Year Ended         Year Ended
                     12/31/95             12/31/94            12/31/93
                 ----------------- --------------------- --------------------
                    Paid   Payable    Paid      Payable     Paid    Payable
                 --------- -------  ---------- ---------  --------- ---------
Property manage-
 ment fees            None   None     $827,716      None   $866,889 $104,097
Reimbursement of
  expenses to
  General Partner
  at cost:
    Accounting     $53,668   $4,094     80,957   $31,333     64,215    5,310
    Data processing 35,823    3,392     64,251    14,023     36,471    6,722
    Investment
       processing     None     None      7,068       571     10,056      831
    Investor com-
      munications    6,701     None     12,403     5,388      8,223      680
    Legal           30,858    4,769     15,160     9,948     16,178    1,338
    Other            5,790      194     25,194     4,658     15,075    1,246
    Portfolio
       management  117,173   18,777     65,385    32,097     64,233    5,311
    Property sales
      admini-
      stration       9,056    7,938     11,274      None      9,379    3,021

The Partnership participates in an insurance deductible program with other affiliated partnerships in which the program pays claims up to the amount of the deductible under the master insurance policies for its properties. The program is administered by an affiliate of the General Partner who receives no fee for administering the program; however, the General Partner is reimbursed for program expenses. The Partnership paid premiums to the deductible insurance program of $122,696, $186,498 and $126,927 in 1995, 1994 and 1993,
respectively.

Allegiance Realty Group, Inc., an affiliate of the General Partner, managed the Partnership's properties until the affiliate was sold to a third party in November 1994.

As of December 31, 1995, the General Partner has advanced $8,385,555, including net advances of $277,000 during 1995, to the Partnership to provide working capital and meet other Partnership obligations. During 1995, 1994 and 1993, the Partnership incurred interest expense of $544,980, $399,006, and $290,389, respectively, in connection with these loans. The Partnership paid interest expense of $618,133, $378,243, and $217,334 during 1995, 1994 and 1993, respectively. As of December 31, 1995, interest of $87,486 was payable on these advances. Interest was computed at the American Express Company cost of funds rate plus a spread to cover administrative expenses. As of December 31, 1995, this rate was 6.307%.

The General Partner may continue to make arrangements with an affiliate to provide additional short-term loans to the Partnership to fund future working capital needs or operating deficits, although there is no assurance that such loans will be available. Should additional borrowings be needed and not be available either through the General Partner or third parties, the Partnership may be required to dispose of some of its properties to satisfy these obligations.

10. Property Sales:

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

11. Extraordinary Items:

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

12. Fair Value of Financial Instruments:

The carrying amounts and fair values of the Partnership's financial instruments at December 31, 1995 are as follows:

The carrying value of cash and cash equivalents, accounts and accrued interest receivable, accounts and accrued interest payable approximates fair value.

Mortgage notes payable: Based on borrowing rates available to the Partnership at the end of 1995 for mortgage loans with similar terms and maturities, the fair value of the mortgage notes payable approximates the carrying value.

13. Subsequent Events:

(a) During February 1996, Seabrook Apartments, which was owned by a joint venture consisting of the Partnership and two affiliates, was sold in an all cash sale for $5,915,000. From the proceeds of the sale, $5,081,898 was paid in full satisfaction of the first mortgage loan and closing costs of $190,517 were paid. The basis of the property was $4,361,052, net of accumulated depreciation of $2,625,226. The Partnership will recognize a gain of $1,363,431 in its 1996 financial statements.

(b) On February 29, 1996, a proposed class action complaint was filed, Raymond Masri vs. Lehman Brothers, Inc., et al., Case No. 96/103727 (Supreme Court of the State of New York, County of New York). The Partnership, additional limited partnerships which were sponsored by The Balcor Company, three limited partnerships sponsored by the predecessor of Lehman Brothers, Inc. (together with the Partnership and the affiliated partnerships, the "Defendant Partnerships"), Lehman Brothers, Inc. and Smith Barney Holdings, Inc. are defendants. The complaint alleges, among other things, common law fraud and deceit, negligent misrepresentation and breach of fiduciary duty relating to the disclosure of information in the offering of limited partnership interests in the Defendant Partnerships. The complaint seeks judgment for compensatory damages equal to the amount invested in the Defendant Partnerships by the proposed class plus interest accrued thereon; general damages for injuries arising from the defendants' actions; recovery from the defendants of all profits received by them as a result of their actions relating to the Defendant Partnerships; exemplary damages; attorneys' fees and other costs.

The defendants intend to vigorously contest this action. No class has been certified as of this date. Management of each of the defendants believes they have meritorious defenses to contest the claims. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the Partnership.

                     BALCOR REALTY INVESTORS 84-SERIES II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Maryland Limited Partnership)

            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                            as of December 31, 1995
        Col. A                 Col. B          Col. C                       Col. D
---------------------         --------  --------------------   ---------------------------------
                                            Initial Cost               Cost Adjustments
                                           to Partnership          Subsequent to Acquisition
                                        --------------------   ---------------------------------
                                                  Buildings              Carrying
                               Encum-              and Im-     Improve-    Costs        Reduction
     Description              brances     Land    provements    ments        (a)         of Basis
---------------------         -------   -------- ------------ ---------  ---------     ----------
La Contenta Apts., 274-
  units in Tempe, AZ            (d)   $1,300,000   $5,875,000      None    $612,142         None

Meadow Creek Apts., 250-
  units in Pineville, NC        (d)      550,000    6,150,000      None     905,804   $(548,116) (f)

Park Colony Apts.,
  352-units in
  Gwinnett County, GA           (d)    1,450,000    9,000,000   $44,720   1,255,336         None

Ridgetree Apts.
  (Phase II), 354-units
  in Dallas, TX                 (d)    1,432,000    8,643,000      None   1,289,690         None

Rosehill Pointe Apts.,
  498-units in
  Lenaxa, KS                    (d)    2,350,000   15,948,000      None   1,799,487     (63,517) (f)

Seabrook Apts.,
  200-units in
  Orange County, FL (g)         (d)      757,000    5,465,000      None     764,278         None

Spring Creek Apts., 288-
  units in Columbus, OH         (d)    1,400,000    7,005,000      None   1,054,199    (856,121) (f)

Westwood Apts., 320-
  units in Irving, TX           (d)    2,265,000    6,914,000      None   1,261,442  (1,001,000) (h)
                                     -----------  -----------  -------- ----------- -----------
    Total                            $11,504,000  $65,000,000  $ 44,720 $ 8,942,378 $(2,468,754)
                                     ===========  ===========  ======== =========== ===========

See Notes (a) through (h).

                     BALCOR REALTY INVESTORS 84-SERIES II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Maryland Limited Partnership)

            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                            as of December 31, 1995
                                  (Continued)
       Col. A                          Col. E                 Col. F    Col. G   Col. H      Col. I
-------------------       --------------------------------   --------  --------  ------  --------------
                               Gross Amounts at Which                                      Life Upon
                             Carried at Close of Period                                   Which Depre-
                           -------------------------------                                 ciation in
                                    Buildings               Accumulated    Date   Date    Latest Income
                                     and Im-       Total     Deprecia-  of Con-   Acq-      Statement
    Description             Land    provements     (b)(c)      tion(c)  struction uired  is Computed
-------------------      ---------------------------------------------- --------- -----  --------------
La Contenta Apts., 274-
  units in Tempe, AZ    $1,301,240   $6,485,902   $7,787,142 $ 2,992,200   1984    7/83       (e)

Meadow Creek Apts., 250-
  units in Pineville, NC   509,743    6,547,945    7,057,688   2,778,467   1985    1/84       (e)

Park Colony Apts.,
  352-units in
  Gwinnett County, GA    1,451,544   10,298,512   11,750,056   4,557,704   1984    5/83       (e)

Ridgetree Apts.
  (Phase II) 354-units
  in Dallas, TX          1,432,426    9,932,264   11,364,690   4,326,968   1984    2/83       (e)

Rosehill Pointe Apts.,
  498-units in
  Lenexa, KS             2,343,930   17,690,040   20,033,970   7,190,196   1985   11/84       (e)

Seabrook Apts.,
  200-units in
  Orange County, FL (g)    773,470    6,212,808    6,986,278   2,598,392   1985   12/83       (e)

Spring Creek Apts., 288-
  units in Columbus, OH  1,262,965    7,340,113    8,603,078   3,197,805   1985    2/84       (e)

Westwood Apts., 320-
  units in Irving, TX    2,001,071    7,438,371    9,439,442   3,460,609   1984    3/83       (e)
                       -----------  ----------- ------------ -----------
    Total              $11,076,389  $71,945,955 $ 83,022,344 $31,102,341
                       ===========  =========== ============ ===========

See Notes (a) through (h).

                     BALCOR REALTY INVESTORS 84-SERIES II,
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Maryland Limited Partnership)

                             NOTES TO SCHEDULE III

(a) Consists of legal fees, appraisal fees, title costs, other related professional fees and capitalized construction-period interest.

(b) The aggregate cost of land for Federal income tax purposes is $11,465,047 and the aggregate cost of buildings and improvements for Federal income tax purposes is $64,862,668. The total of the above-mentioned is $76,327,715.

(c)
                         Reconciliation of Real Estate
                        ------------------------------

                                      1995         1994          1993
                                   -----------  ------------- -------------

Balance at beginning of year      $83,022,344   $102,280,525 $138,947,666

Reductions during the year:
  Cost of real estate sold                       (19,258,181)  (8,327,220)

  Foreclosure of properties                                   (28,339,921)
                                  ------------  ------------- -------------
Balance at end of year            $83,022,344    $83,022,344  $102,280,525
                                  ============  ============= =============

                    Reconciliation of Accumulated Depreciation
                    -------------------------------------------

                                      1995          1994          1993
                                  ------------  ------------  --------------

Balance at beginning of year      $28,913,579    $32,387,624    $40,866,069


  Depreciation expense
    for the year                    2,188,762      2,492,641      2,712,857
  Accumulated depreciation of
    real estate sold                              (5,966,686)    (2,713,101)
  Foreclosure of properties                                      (8,478,201)
                                  -----------   ------------   ------------
Balance at end of year            $31,102,341    $28,913,579    $32,387,624
                                   ===========   ===========    ============

(d) See description of Mortgage Notes Payable in Note 4 of Notes to Financial Statements.


(e) Depreciation expense is computed based upon the following estimated useful lives:

               Buildings and improvements          30 years
               Furniture and fixtures               5 years

(f) Guaranteed income earned on properties under the terms of certain management and guarantee agreements is recorded by the Partnership as a reduction of the basis of the property to which the guaranteed income relates.

(g) In February 1996, this property was sold. See Note 13 of Notes to Financial Statements for additional information.

(h) A reduction of basis was made to write down the property to its December 31, 1988 mortgage liability balance (net of an outstanding letter of credit of $500,000).