Form 10-Q
period 1996-06-30
BALCOR REALTY INVESTORS 84 SERIES II
filed 1996-08-14
CIK 740582

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
                                  (Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----
     EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1996
                               -------------
OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----
     EXCHANGE ACT OF 1934.

For the transition period from              to
                               ------------    ------------
Commission file number 0-13334
                       -------

                     BALCOR REALTY INVESTORS 84-SERIES II,
                       A REAL ESTATE LIMITED PARTNERSHIP
            -------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Maryland                                       36-3223939
- -------------------------------                     -------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

2355 Waukegan Road
Bannockburn, Illinois                                     60015
- ----------------------------------------            -------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code (847) 267-1600
                                                  --------------
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No
    -----     -----

                     BALCOR REALTY INVESTORS 84-SERIES II,
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Maryland Limited Partnership)

                                BALANCE SHEETS
                      June 30, 1996 and December 31, 1995
                                  (Unaudited)

                                    ASSETS

                                                  1996            1995
                                            --------------  --------------
Cash and cash equivalents                   $   5,828,992   $     419,227
Escrow deposits                                   683,938       1,158,746
Accounts and accrued interest receivable          746,070         189,252
Prepaid expenses                                  160,232         159,160
Deferred expenses, net of accumulated
  amortization of $389,551 in 1996 and
  $763,343 in 1995                                289,713         565,727
                                            --------------  --------------
                                                7,708,945       2,492,112
                                            --------------  --------------
Investment in real estate:
  Land                                          4,715,580      11,076,389
  Buildings and improvements                   25,076,996      71,945,955
                                            --------------  --------------
                                               29,792,576      83,022,344
  Less accumulated depreciation                11,593,393      31,102,341
                                            --------------  --------------
Investment in real estate, net of
  accumulated depreciation                     18,199,183      51,920,003
                                            --------------  --------------
                                            $  25,908,128   $  54,412,115
                                            ==============  ==============

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Loans payable - affiliate                                   $   8,385,555
Accounts payable                            $     151,671         141,388
Due to affiliates                                  53,975         126,650
Accrued liabilities, principally interest
  and real estate taxes                           437,466       1,078,917
Security deposits                                 135,494         273,669
Mortgage notes payable                         24,279,591      65,239,773
                                            --------------  --------------
    Total liabilities                          25,058,197      75,245,952
                                            --------------  --------------
Affiliates' participation in joint ventures       191,900      (1,322,633)
                                            --------------  --------------
Limited Partners' capital (deficit)
  (87,037 Interests issued and outstanding)     1,408,460     (18,559,083)

General Partner's deficit                        (750,429)       (952,121)
                                            --------------  --------------
    Total partners' capital (deficit)             658,031     (19,511,204)
                                            --------------  --------------
                                            $  25,908,128   $  54,412,115
                                            ==============  ==============

The accompanying notes are an integral part of the financial statements.

                     BALCOR REALTY INVESTORS 84-SERIES II,
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Maryland Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the six months ended June 30, 1996 and 1995
                                  (Unaudited)

                                                  1996            1995
                                            --------------  --------------
Income:
  Rental and service                        $   6,585,531   $   7,732,033
  Interest on short-term investments               64,526          33,605
                                            --------------  --------------
    Total income                                6,650,057       7,765,638
                                            --------------  --------------
Expenses:
  Interest on mortgage notes payable            2,216,636       2,880,999
  Interest on short-term loans from an
    affiliate                                     189,838         271,000
  Depreciation                                    907,424       1,094,383
  Amortization of deferred expenses                87,602          89,045
  Property operating                            2,668,878       2,697,078
  Real estate taxes                               572,765         610,965
  Property management fees                        318,838         376,423
  Administrative                                  380,798         272,073
                                            --------------  --------------
    Total expenses                              7,342,779       8,291,966
                                            --------------  --------------
Loss before gain on sales of properties,
  participation in joint ventures and
  extraordinary items                            (692,722)       (526,328)

Gain on sales of properties                    24,331,787

Affiliates' participation in income
  from joint ventures                          (3,246,631)         (9,546)
                                            --------------  --------------
Income (loss) before extraordinary items       20,392,434        (535,874)
                                            --------------  --------------
Extraordinary items:
  Gain on forgiveness of debt                     157,826
  Affiliate's participation in gain on
    forgiveness of debt                           (41,897)
  Debt extinguishment expense                    (360,073)
  Affiliate's participation in debt
    extinguishment expense                         20,945
                                            --------------
    Total extraordinary items                    (223,199)
                                            --------------  --------------
Net income (loss)                           $  20,169,235   $    (535,874)
                                            ==============  ==============

The accompanying notes are an integral part of the financial statements.

                     BALCOR REALTY INVESTORS 84-SERIES II,
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Maryland Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the six months ended June 30, 1996 and 1995
                                  (Unaudited)
                                  (Continued)

                                                  1996            1995
                                            --------------  --------------
Income (loss) before extraordinary
  items allocated to General Partner        $     203,924   $      (5,359)
                                            ==============  ==============
Income (loss) before extraordinary
  items allocated to Limited Partners       $  20,188,510   $    (530,515)
                                            ==============  ==============
Income (loss) before extraordinary
  items per Limited Partnership Interest
  (87,037 issued and outstanding)           $      231.95   $       (6.10)
                                            ==============  ==============
Extraordinary items allocated to
  General Partner                           $      (2,232)           None
                                            ==============  ==============
Extraordinary items allocated to
  Limited Partners                          $    (220,967)           None
                                            ==============  ==============
Extraordinary items per Limited
  Partnership Interest (87,037 issued
  and outstanding)                          $       (2.54)           None
                                            ==============  ==============
Net income (loss) allocated to
  General Partner                           $     201,692   $      (5,359)
                                            ==============  ==============
Net income (loss) allocated to
  Limited Partners                          $  19,967,543   $    (530,515)
                                            ==============  ==============
Net income (loss) per Limited
  Partnership Interest (87,037
  issued and outstanding)                   $      229.41   $       (6.10)
                                            ==============  ==============

The accompanying notes are an integral part of the financial statements.

                     BALCOR REALTY INVESTORS 84-SERIES II,
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Maryland Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                 for the quarters ended June 30, 1996 and 1995
                                  (Unaudited)

                                                  1996            1995
                                            --------------  --------------
Income:
  Rental and service                        $   2,724,660   $   3,841,444
  Interest on short-term investments               42,179          13,389
                                            --------------  --------------
    Total income                                2,766,839       3,854,833
                                            --------------  --------------

Expenses:
  Interest on mortgage notes payable              849,915       1,440,621
  Interest on short-term loans from an
    affiliate                                      62,120         139,288
  Depreciation                                    381,412         547,190
  Amortization of deferred expenses                36,303          44,525
  Property operating                            1,281,618       1,390,954
  Real estate taxes                               250,342         293,465
  Property management fees                        146,669         190,593
  Administrative                                  278,100         140,352
                                            --------------  --------------
    Total expenses                              3,286,479       4,186,988
                                            --------------  --------------
Loss before gain on sales of properties,
  participation in joint ventures and
  extraordinary items                            (519,640)       (332,155)

Gain on sales of properties                    22,968,356

Affiliates' participation in income (loss)
  from joint ventures                          (3,015,441)            682
                                            --------------  --------------
Income (loss) before extraordinary items       19,433,275        (331,473)
                                            --------------  --------------
Extraordinary items:
  Gain on forgiveness of debt                     157,826
  Affiliate's participation in gain on
    forgiveness of debt                           (41,897)
  Debt extinguishment expense                    (360,073)
  Affiliate's participation in debt
    extinguishment expense                         20,945
                                            --------------
    Total extraordinary items                    (223,199)
                                            --------------  --------------
Net income (loss)                           $  19,210,076   $    (331,473)
                                            ==============  ==============

The accompanying notes are an integral part of the financial statements.

                     BALCOR REALTY INVESTORS 84-SERIES II,
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Maryland Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                 for the quarters ended June 30, 1996 and 1995
                                  (Unaudited)
                                  (Continued)

                                                  1996            1995
                                            --------------  --------------
Income (loss) before extraordinary
  items allocated to General Partner        $     194,332   $      (3,315)
                                            ==============  ==============
Income (loss) before extraordinary
  items allocated to Limited Partners       $  19,238,943   $    (328,158)
                                            ==============  ==============
Income (loss) before extraordinary
  items per Limited Partnership Interest
  (87,037 issued and outstanding)           $      221.04   $       (3.78)
                                            ==============  ==============
Extraordinary items allocated to
  General Partner                           $      (2,232)           None
                                            ==============  ==============
Extraordinary items allocated to
  Limited Partners                          $    (220,967)           None
                                            ==============  ==============
Extraordinary items per Limited
  Partnership Interest (87,037 issued
  and outstanding)                          $       (2.54)           None
                                            ==============  ==============
Net income (loss) allocated to
  General Partner                           $     192,100   $      (3,315)
                                            ==============  ==============
Net income (loss) allocated to
  Limited Partners                          $  19,017,976   $    (328,158)
                                            ==============  ==============
Net income (loss) per Limited
  Partnership Interest (87,037
  issued and outstanding)                   $      218.50   $       (3.78)
                                            ==============  ==============

The accompanying notes are an integral part of the financial statements.

                     BALCOR REALTY INVESTORS 84-SERIES II,
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Maryland Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                for the six months ended June 30, 1996 and 1995
                                  (Unaudited)

                                                  1996            1995
                                            --------------  --------------
Operating activities:
  Net income (loss)                         $  20,169,235   $    (535,874)
  Adjustments to reconcile net income
    (loss) to net cash (used in) provided
    by operating activities:
    Gain on forgiveness of debt                  (157,826)
    Affiliate's participation in gain
      on forgiveness of debt                       41,897
    Debt extinguishment expense                   360,073
    Affiliate's participation in debt
      extinguishment expense                      (20,945)
    Gain on sales of properties               (24,331,787)
    Affiliates' participation in income
      from joint ventures                       3,246,631           9,546
    Depreciation of properties                    907,424       1,094,383
    Amortization of deferred expenses              87,602          89,045
    Net change in:
      Escrow deposits                             474,808         143,738
      Accounts and accrued
        interest receivable                      (556,818)        350,008
      Prepaid expenses                             (1,072)       (353,195)
      Accounts payable                             10,283         (52,222)
      Due to affiliates                           (72,675)       (208,325)
      Accrued liabilities                        (641,451)       (130,817)
      Security deposits                          (138,175)         (1,520)
                                            --------------  --------------
  Net cash (used in) provided by
    operating activities                         (622,796)        404,767
                                            --------------  --------------
Investing activities:
  Proceeds from sales of properties            58,215,000
  Costs incurred in connection with sales
    of properties                              (1,069,817)
                                            --------------
  Net cash provided by investing activities    57,145,183
                                            --------------
Financing activities:
  Capital contributions by joint venture
    partners-affiliate                                             15,749
  Distributions to joint venture partners-
    affiliates                                 (1,753,050)        (54,756)
  Proceeds from loans payable-affiliate                           307,000
  Repayment of loans payable-affiliate         (8,385,555)       (400,000)
  Principal payments on mortgage notes
    payable                                      (337,777)       (374,962)

  Repayment of mortgage notes payable         (40,464,579)
  Payment of prepayment penalties                (171,661)
                                            --------------  --------------
  Net cash used in financing activities       (51,112,622)       (506,969)
                                            --------------  --------------
Net change in cash and cash equivalents         5,409,765        (102,202)

Cash and cash equivalents at beginning
  of year                                         419,227         325,412
                                            --------------  --------------
Cash and cash equivalents at end of period  $   5,828,992   $     223,210
                                            ==============  ==============


The accompanying notes are an integral part of the financial statements.

                     BALCOR REALTY INVESTORS 84-SERIES II,
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Maryland Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the six months and quarter ended June 30, 1996, and all such adjustments are of a normal and recurring nature.

2. Interest Expense:

During the six months ended June 30, 1996 and 1995, the Partnership incurred interest expense on mortgage notes payable of $2,216,636 and $2,880,999 and paid interest expense of $2,386,493 and $2,914,520, respectively.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the six months and quarter ended June 30, 1996 were:


                                           Paid
                                   -----------------------
                                     Six Months    Quarter      Payable
                                    ------------  ---------    ----------

   Reimbursement of expenses to
     the General Partner, at cost    $  88,363    $ 61,269      $ 53,975

During the six months ended June 30, 1996, the Partnership repaid the General Partner loan, which had an outstanding balance of $8,385,555 at December 31, 1995, primarily with proceeds from the sales of the La Contenta, Meadow Creek, and Seabrook apartment complexes. (See Note 4 of Notes to Financial Statements for additional information.) During the six months ended June 30, 1996 and 1995, the Partnership incurred interest expense of $189,838 and $271,000, and paid interest expense of $277,324 and $388,238 on these loans, respectively. Interest expense was computed at the American Express Company cost of funds rate plus a spread to cover administrative expenses. The interest rate was 5.911% at the date of the loan repayment.

4. Property Sales:

(a) The Seabrook Apartments was owned by a joint venture consisting of the Partnership and two affiliates. The Partnership and the affiliates held participating percentages in the joint venture of 83.72% and 16.28%, respectively. In February 1996, the joint venture sold the property in an all cash sale for $5,915,000. From the proceeds of the sale, the joint venture paid $5,081,898 to the third party mortgage holder in full satisfaction of the first mortgage loan, and paid $190,517 in selling costs. The basis of the property was $4,361,052, which is net of accumulated depreciation of $2,625,226. For financial statement purposes, the Partnership recognized a gain of $1,363,431 from the sale of this property, of which $228,084 is the minority joint venture partners' shares.

(b) In April 1996, the Partnership sold the La Contenta Apartments in an all cash sale for $11,300,000. From the proceeds of the sale, the Partnership paid $6,970,559 to the third party mortgage holder in full satisfaction of the first mortgage loan, and paid $236,400 in selling costs and $69,765 in prepayment penalties. The basis of the property was $4,737,918, which is net of accumulated depreciation of $3,049,224. For financial statement purposes, the Partnership recognized a gain of $6,325,682 from the sale of this property.

(c) In May 1996, the Partnership sold the Meadow Creek Apartments in an all cash sale for $11,100,000. From the proceeds of the sale, the Partnership paid $5,076,321 to the third party mortgage holder in full satisfaction of the first mortgage loan, and paid $365,650 in selling costs and $101,896 in prepayment penalties. The basis of the property was $4,195,785, which is net of accumulated depreciation of $2,861,903. For financial statement purposes, the Partnership recognized a gain of $6,538,565 from the sale of this property.

(d) In June 1996, the Partnership sold the Ridgetree Apartments - Phase II in an all cash sale for $9,200,000. From the proceeds of the sale, the Partnership paid $7,798,124 to the third party mortgage holder in full satisfaction of the first and second mortgage loans, and paid $107,000 in selling costs. The basis of the property was $6,909,090, which is net of accumulated depreciation of $4,455,600. For financial statement purposes, the Partnership recognized a gain of $2,183,910 from the sale of this property.

(e) The Rosehill Pointe Apartments was owned by a joint venture consisting of the Partnership and an affiliate. The Partnership and the affiliate hold participating percentages in the joint venture of 61.62% and 38.38%, respectively. In June 1996, the joint venture sold the property in an all cash sale for $20,700,000. From the proceeds of the sale, the joint venture paid $15,537,677 to the third party mortgage holders in full satisfaction of the first and second mortgage loans, and paid $170,250 in selling costs. The basis of the property was $12,609,551, which is net of accumulated depreciation of $7,424,419. For financial statement purposes, the Partnership recognized a gain of $7,920,199 from the sale of this property, of which $3,055,484 is the minority joint venture partner's share.

5.  Extraordinary Items:

(a) During 1996, the Partnership recognized an extraordinary gain on forgiveness of debt of $157,826 as a result of the sales of the La Contenta, Meadow Creek and Rosehill Pointe apartment complexes, of which $41,897 represents the Rosehill Pointe Apartments affiliate's share.

(b) In connection with the sales of the La Contenta and Meadow Creek apartment complexes during 1996, the Partnership paid $171,661 of prepayment penalties. In addition, the Partnership fully amortized the remaining deferred financing fees in the amount of $188,412 as a result of the sales of the La Contenta, Meadow Creek, Ridgetree - Phase II and Rosehill Pointe apartment complexes during 1996. These amounts were recognized as extraordinary items and classified as debt extinguishment expense of $360,073, of which $20,945 represents the Rosehill Pointe Apartments affiliate's share.

6. Subsequent Event:

In July 1996, the Partnership commenced distributions and paid $4,177,776 ($48 per Interest) to Limited Partners, representing a special distribution of Net Cash Proceeds received in connection with the sales of the Meadow Creek, Ridgetree - Phase II and Rosehill Pointe apartment complexes.

                     BALCOR REALTY INVESTORS 84-SERIES II,
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Maryland Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Realty Investors 84-Series II, A Real Estate Limited Partnership (the "Partnership") is a limited partnership formed in 1983 to invest in and operate income-producing real property. The Partnership raised $87,037,000 through the sale of Limited Partnership Interests and utilized these proceeds to acquire fourteen real property investments. The Partnership has since disposed of eleven of these properties, including five properties which were sold during 1996. The Partnership continues to operate the three remaining properties.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1995 for a more complete understanding of the Partnership's financial position.

Operations
- ----------

Summary of Operations
- ---------------------

The Partnership has sold five properties to date in 1996 and recognized significant gains on these sales for financial statement purposes. As a result of these gains, the Partnership generated net income during the six months and quarter ended June 30, 1996 as compared to a net loss during the same periods in 1995. Further discussion of the Partnership's operations is summarized below.

1996 Compared to 1995
- ---------------------

Unless otherwise noted, discussions of fluctuations between 1996 and 1995 refer to both the six months and quarters ended June 30, 1996 and 1995.

The Partnership sold the La Contenta, Meadow Creek, Ridgetree - Phase II, Rosehill Pointe and Seabrook apartment complexes during 1996. As a result, the Partnership recognized gains of $24,331,787 on the sales during the six months ended June 30, 1996. These sales also resulted in decreases in rental and service income, interest expense on mortgage notes payable, depreciation, amortization, property operating expenses, real estate taxes and property management fees during 1996 as compared to 1995.

All three of the Partnership's remaining properties experienced higher rental rates in 1996 which resulted in increased rental and service income and property management fees and partially offset the decreases from the five property sales.

Proceeds received in connection with the sales of the Meadow Creek, Ridgetree - Phase II and Rosehill Pointe apartment complexes were invested in short-term investments prior to their distribution to Limited Partners in July 1996. As a result, interest income on short-term investments increased during 1996 as compared to 1995.

Due to decreases in the short-term loan balance during 1996 and its full repayment in June 1996, interest expense on short-term loans from an affiliate decreased during 1996 as compared to 1995.

Costs were incurred at the Rosehill Pointe Apartments during the second quarter of 1996 to prepare the property for sale. These costs resulted in increased property operating expense and partially offset the decreases from the five property sales.

Due to higher consulting fees, administrative expenses increased during 1996 as compared to 1995.

The gains recognized in connection with the sales of the Rosehill Pointe and Seabrook apartment complexes resulted in an increase in affiliates' participation in income from joint ventures during the six months ended June 30, 1996 as compared to the same period in 1995 and affiliates' participation in income from joint ventures during the quarter ended June 30, 1996 as compared to a loss during the same period in 1995.

As a result of the sales of the La Contenta, Meadow Creek and Rosehill Pointe apartment complexes, the Partnership recognized an extraordinary gain on forgiveness of debt of $157,826, of which $41,897 represents Rosehill Pointe Apartments affiliate's share.

Due to the sales of the La Contenta, Meadow Creek, Ridgetree - Phase II and Rosehill Pointe apartment complexes, remaining unamortized deferred financing fees in the amount of $188,412 and prepayment penalties of $171,661 were recognized as an extraordinary item and classified as debt extinguishment expense of $360,073, of which $20,945 represents the Rosehill Pointe Apartments affiliate's share.

Liquidity and Capital Resources
- -------------------------------

The cash position of the Partnership increased by approximately $5,410,000 as of June 30, 1996 when compared to December 31, 1995. The Partnership used cash of approximately $623,000 to fund its operating activities. The revenue generated by the Partnership's properties was offset by the payment of administrative expenses, short-term interest expense and expenditures relating to damage caused by a hail storm at the Westwood Village Apartments and snow damage incurred at the Spring Creek Apartments. The Partnership expects to be reimbursed by its insurance carrier for the costs of the damage. The Partnership received cash of approximately $57,145,000 from its investing activities relating to the sales of the La Contenta, Meadow Creek, Ridgetree - Phase II, Rosehill Pointe and Seabrook apartment complexes. The Partnership used cash to fund its financing activities which consisted of the repayment of the $8,385,555 loan from the General Partner, the repayment of mortgage notes payable of approximately $40,465,000 and the payment of prepayment penalties of approximately $172,000 related to the five property sales, principal payments on mortgage notes payable of approximately $338,000 and distributions to joint venture partners of approximately $1,753,000. The Partnership also made a special distribution to Limited Partners from Net Cash Proceeds in July 1996 as described below.

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit or a significant deficit, each after consideration of debt service payments unless otherwise indicated. A deficit is considered to be significant if it exceeds $250,000 annually or 20% of the property's rental and service income. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures, which include debt service payments. During the six months ended June 30, 1996 and 1995, all three of the remaining properties owned by the Partnership generated positive cash flow. In addition, the Meadow Creek, and Rosehill Pointe apartment complexes, which were sold in May and June 1996, respectively, generated positive cash flow during 1995 and prior to their sales in 1996. The Seabrook and Ridgetree - Phase II apartment complexes, which were sold in February and June 1996, respectively, generated marginal cash flow deficits during 1995 and prior to their sales in 1996. The La Contenta Apartments, which was sold in April 1996, generated positive cash flow during 1995 and a marginal cash flow deficit prior to its sale in 1996. As of June 30, 1996, occupancy rates of the Partnership's remaining properties ranged from 95% to 99%.

The General Partner continues to pursue a number of actions aimed at improving the cash flow of the Partnership's remaining properties, including improving property operating performance, and seeking rent increases where market conditions allow.

The General Partner believes that the market for multifamily housing properties is favorable to sellers of these properties. During 1996, the Partnership sold the La Contenta, Meadow Creek, Ridgetree - Phase II, Rosehill Pointe and Seabrook apartment complexes. Currently, the Partnership is actively marketing two additional properties in its portfolio. If current market conditions remain favorable and the General Partner can obtain appropriate sales prices, the Partnership's liquidation strategy will be accelerated.

The Seabrook Apartments was owned by a joint venture consisting of the Partnership and two affiliates. In February 1996, the joint venture sold the property in an all cash sale for $5,915,000. From the proceeds of the sale, the joint venture paid $5,081,898 to the third party mortgage holder in full satisfaction of the first mortgage loan, and paid $190,517 in selling costs. The net proceeds of the sale were $642,585, of which $538,815 was the Partnership's share. Pursuant to the terms of the sale, $250,000 of the proceeds will be retained by the joint venture until August 1996. The remainder of the proceeds received by the Partnership were used to repay a portion of the General Partner loan. See Note 4 of Notes to Financial Statements for additional information.

In April 1996, the Partnership sold the La Contenta Apartments in an all cash sale for $11,300,000. From the proceeds of the sale, the Partnership paid $6,970,559 to the third party mortgage holder in full satisfaction of the first mortgage loan, paid $236,400 in selling costs and paid $69,765 of prepayment penalties. The remainder of the proceeds were used to repay a portion of the General Partner loan. See Note 4 of Notes to Financial Statements for additional information.

In May 1996, the Partnership sold the Meadow Creek Apartments in an all cash sale for $11,100,000. From the proceeds of the sale, the Partnership paid $5,076,321 to the third party mortgage holder in full satisfaction of the first mortgage loan, paid $365,650 in selling costs and paid $101,896 of prepayment penalties. The remainder of the proceeds were used to repay the remaining balance of the General Partner loan and to make a special distribution to the Limited Partners in July 1996. See Note 4 of Notes to Financial Statements for additional information.

In June 1996, the Partnership sold the Ridgetree Apartments - Phase II in an all cash sale for $9,200,000. From the proceeds of the sale, the Partnership paid $7,798,124 to the third party mortgage holder in full satisfaction of the first and second mortgage loans, and paid $107,000 in selling costs. Pursuant to the terms of the sale, $500,000 of the proceeds will be retained by the Partnership until October 1996. The remainder of the proceeds were distributed as a special distribution to the Limited Partners in July 1996. See Note 4 of Notes to Financial Statements for additional information.

The Rosehill Pointe Apartments was owned by a joint venture consisting of the Partnership and an affiliate. In June 1996, the joint venture sold the property in an all cash sale for $20,700,000. From the proceeds of the sale, the joint venture paid $15,537,677 to the third party mortgage holders in full satisfaction of the first and second mortgage loans, and paid $170,250 in selling costs. The net proceeds of the sale were $4,992,073, of which $3,076,115 was the Partnership's share. Pursuant to the terms of the sale, $500,000 of the proceeds will be retained by the joint venture until October 1996. A portion of the remaining proceeds received by the Partnership were distributed as a special distribution to the Limited Partners in July 1996, while the remainder has been retained for working capital purposes. See Note 4 of Notes to Financial Statements for additional information.

Each of the Partnership's remaining properties is owned through the use of third-party mortgage loan financing and, therefore, the Partnership is subject to the financial obligations required by such loans. As a result of the General Partner's efforts to refinance certain of the existing loans with new lenders, the Partnership has no third-party, first mortgage financing which matures prior to April 1998.

During July 1996, the Partnership commenced distributions and paid $4,177,776 ($48 per Interest) to Limited Partners representing a special distribution of Net Cash Proceeds received in connection with the sales of the Meadow Creek, Ridgetree - Phase II and Rosehill Pointe apartment complexes. The Partnership expects to continue making distributions from proceeds generated from future property sales, although there can be no assurance in this regard. The General Partner, however, does not anticipate that investors will recover a substantial portion of their original investment.

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

                     BALCOR REALTY INVESTORS 84-SERIES II,
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Maryland Limited Partnership)

                          PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

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

(10) (a) (i) Agreement of Sale and attachment thereto relating to the sale of Ridgetree Apartments, Phase II, previously filed as Exhibit 2(a) to the Registrant's Current Report on Form 8-K dated April 23, 1996, is incorporated herein by reference.

(ii) Master Amendment and Agreement dated May 22, 1996 relating to the sale of Ridgetree Apartments, Phase II and Rosehill Pointe Apartments, previously filed as Exhibit 2(a)(i) to the Registrant's Current Report on Form 8-K dated May 31, 1996, is incorporated herein by reference.

(iii) Master Amendment and Agreement #2 dated May 22, 1996 relating to the sale of Ridgetree Apartments, Phase II and Rosehill Pointe Apartments, previously filed as Exhibit 2(a)(ii) to the Registrant's Current Report on Form 8-K dated May 31, 1996, is incorporated herein by reference.

(b) Agreement of Sale and attachment thereto relating to the sale of Rosehill Pointe Apartments, previously filed as Exhibit 2(b) to the Registrant's Current Report on Form 8-K dated April 23, 1996, is incorporated herein by reference.

(27) Financial Data Schedule of the Registrant for the six month period ended June 30, 1996 is attached hereto.

(b) Reports on Form 8-K:

(i) A Current Report on Form 8-K dated April 22, 1996 was filed reporting the sale of La Contenta Apartments in Tempe, Arizona.

(ii) A Current Report on Form 8-K dated April 23, 1996 was filed reporting the contract to sell the Ridgetree - Phase II and Rosehill Pointe apartment complexes in Dallas, Texas and Lenexa, Kansas, respectively.

(iii) A Current Report on Form 8-K dated May 31, 1996 was filed reporting each of the closings of the sales of Ridgetree Apartments - Phase II, Rosehill Pointe Apartments, and Meadow Creek Apartments in Dallas, Texas, Lenexa, Kansas, and Pineville, North Carolina, respectively.

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



                            By: /s/ Brian D. Parker
                                ---------------------------------
                                Brian D. Parker
                                Senior Vice President, and Chief
                                Financial Officer (Principal Accounting and
                                Financial Officer) of Balcor Partners-84
                                II, Inc., the General Partner



Date:  August 14, 1996
      ---------------------------