Form 10-Q
period 1996-03-31
BALCOR REALTY INVESTORS 84 SERIES II
filed 1996-08-26
CIK 740582

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----
     EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1996
                               --------------
                                      OR

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

                                BALANCE SHEETS
                     March 31, 1996 and December 31, 1995
                                  (Unaudited)

                                    ASSETS
                                                1996            1995
                                           --------------  --------------
Cash and cash equivalents                  $     831,251   $     419,227
Escrow deposits                                  928,894       1,158,746
Accounts and accrued interest receivable         395,002         189,252
Prepaid expenses                                  35,047         159,160
Deferred expenses, net of accumulated
  amortization of $790,827 in 1996 and
  $763,343 in 1995                               514,428         565,727
                                           --------------  --------------
                                               2,704,622       2,492,112
                                           --------------  --------------
Investment in real estate:
  Land                                        10,302,919      11,076,389
  Buildings and improvements                  65,733,147      71,945,955
                                           --------------  --------------
                                              76,036,066      83,022,344
  Less accumulated depreciation               29,003,127      31,102,341
                                           --------------  --------------
Investment in real estate, net of
  accumulated depreciation                    47,032,939      51,920,003
                                           --------------  --------------
                                           $  49,737,561   $  54,412,115
                                           ==============  ==============

                       LIABILITIES AND PARTNERS' DEFICIT

Loans payable - affiliate                  $   8,035,555   $   8,385,555
Accounts payable                                 108,145         141,388
Due to affiliates                                204,846         126,650
Accrued liabilities, principally interest
  and real estate taxes                          939,030       1,078,917
Security deposits                                255,518         273,669
Mortgage notes payable                        59,959,751      65,239,773
                                           --------------  --------------
    Total liabilities                         69,502,845      75,245,952
                                           --------------  --------------
Affiliates' participation in joint ventures   (1,213,239)     (1,322,633)
                                           --------------  --------------
Limited Partners' deficit (87,037 Interests
  issued and outstanding)                    (17,609,516)    (18,559,083)
General Partner's deficit                       (942,529)       (952,121)
                                           --------------  --------------
    Total partners' deficit                  (18,552,045)    (19,511,204)
                                           --------------  --------------
                                           $  49,737,561   $  54,412,115
                                           ==============  ==============

The accompanying notes are an integral part of the financial statements.

                     BALCOR REALTY INVESTORS 84-SERIES II,
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Maryland Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the quarters ended March 31, 1996 and 1995
                                  (Unaudited)

                                                1996            1995
                                           --------------  --------------
Income:
  Rental and service                       $   3,860,871   $   3,890,589
  Interest on short-term investments              22,347          20,216
                                           --------------  --------------
    Total income                               3,883,218       3,910,805
                                           --------------  --------------
Expenses:
  Interest on mortgage notes payable           1,366,721       1,440,378
  Interest on short-term loans from an
    affiliate                                    127,718         131,712
  Depreciation                                   526,012         547,193
  Amortization of deferred expenses               51,299          44,520
  Property operating                           1,387,260       1,306,124
  Real estate taxes                              322,423         317,500
  Property management fees                       172,169         185,830
  Administrative                                 102,698         131,721
                                           --------------  --------------
    Total expenses                             4,056,300       4,104,978
                                           --------------  --------------
Loss before gain on sale of property
    and participation in joint ventures         (173,082)       (194,173)
Gain on sale of property                       1,363,431

Affiliates' participation in income
  from joint ventures                           (231,190)        (10,228)
                                           --------------  --------------
Net income (loss)                          $     959,159   $    (204,401)
                                           ==============  ==============
Net income (loss) allocated to
  General Partner                          $       9,592   $      (2,044)
                                           ==============  ==============
Net income (loss) allocated to
  Limited Partners                         $     949,567   $    (202,357)
                                           ==============  ==============
Net income (loss) per Limited
  Partnership Interest (87,037
  issued and outstanding)                  $       10.91   $       (2.32)
                                           ==============  ==============

The accompanying notes are an integral part of the financial statements.

                     BALCOR REALTY INVESTORS 84-SERIES II,
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Maryland Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                for the quarters ended March 31, 1996 and 1995
                                  (Unaudited)

                                                1996            1995
                                           --------------  --------------
Operating activities:
  Net income (loss)                        $     959,159   $    (204,401)
  Adjustments to reconcile net income
    (loss) to net cash provided by
    opertating activities:
      Gain on sale of property                (1,363,431)
      Affiliates' participation in income
        from joint ventures                      231,190          10,228
      Depreciation of properties                 526,012         547,193
      Amortization of deferred expenses           51,299          44,520
      Net change in:
        Escrow deposits                          229,852         (25,670)
        Accounts and accrued
          interest receivable                   (205,750)            (96)
        Prepaid expenses                         124,113
        Accounts payable                         (33,243)        (39,958)
        Due to affiliates                         78,196         (80,069)
        Accrued liabilities                     (139,887)       (128,087)
        Security deposits                        (18,151)         (2,511)
                                           --------------  --------------
  Net cash provided by operating
    activities                                   439,359         121,149
                                           --------------  --------------
Investing activities:
  Proceeds from sale of property               5,915,000
  Costs incurred in connection with sale
    of property                                 (190,517)
                                           --------------
  Net cash provided by investing activities    5,724,483
                                           --------------
Financing activities:
  Capital contribution by joint venture
    partner-affiliate                                             11,464
  Distributions to joint venture partners-
    affiliates                                  (121,796)        (13,642)
  Proceeds from loans payable-affiliate                          307,000
  Repayment of loans payable-affiliate          (350,000)
  Principal payments on mortgage notes
    payable                                     (198,124)       (201,811)
  Repayment of mortgage note payable          (5,081,898)
                                           --------------  --------------
  Net cash (used in) or provided by
    financing activities                      (5,751,818)        103,011
                                           --------------  --------------
Net change in cash and cash equivalents          412,024         224,160
Cash and cash equivalents at beginning
  of year                                        419,227         325,412
                                           --------------  --------------
Cash and cash equivalents at end of period $     831,251   $     549,572
                                           ==============  ==============

The accompanying notes are an integral part of the financial statements.

                     BALCOR REALTY INVESTORS 84-SERIES II,
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Maryland Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the quarter ended March 31, 1996, and all such adjustments are of a normal and recurring nature.

2. Interest Expense:

During the quarters ended March 31, 1996 and 1995, the Partnership incurred interest expense on mortgage notes payable of $1,366,721 and $1,440,378 and paid interest expense of $1,383,482 and $1,457,139, respectively.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the quarter ended March 31, 1996 were:

                                           Paid       Payable
                                        ------------  ---------
   Reimbursement of expenses to
     the General Partner, at cost         $27,094      $50,227

During the quarter ended March 31, 1996, the Partnership repaid $350,000 of the General Partner loans. As of March 31, 1996, the Partnership had loans totaling $8,035,555 from the General Partner with accrued interest payable on these loans totaling $42,161. During the quarters ended March 31, 1996 and 1995, the Partnership incurred interest expense of $127,718 and $131,712 and paid interest expense of $173,043 and $244,127 on these loans, respectively. Interest expense is computed at the American Express Company cost of funds rate plus a spread to cover administrative expenses. As of March 31, 1996, this rate was 5.850%.

4. Property Sale:

During February 1996, Seabrook Apartments, which was owned by a joint venture consisting of the Partnership and two affiliates, was sold in a cash sale for $5,915,000. From the proceeds of the sale, $5,081,898 was paid in full satisfaction of the first mortgage loan, as well as a brokerage commission and other closing costs. The basis of the property was $4,361,052, net of accumulated depreciation of $2,625,226. For financial statement purposes, the Partnership recognized a gain of $1,363,431 from the sale of this property, of which $228,084 was the affiliated minority joint venture partners' shares. Total proceeds received from the sale of this property were $642,585, of which $103,770 was the minority joint venture partners' shares. The proceeds due to the minority joint venture partners, along with their share of the first quarter operations of $8,688, is included in due to affiliates in the financial statements.

5. Subsequent Event:

During April 1996, the Partnership sold the La Contenta Apartments in a cash sale for $11,300,000. From the proceeds of the sale, $6,970,559 was paid in full satisfaction of the first mortgage loan and closing costs of $236,400 were paid. The basis of the property was $4,737,918, net of accumulated depreciation of $3,049,224. The Partnership will recognize a gain of $6,325,682 in its second quarter 1996 financial statements.

                     BALCOR REALTY INVESTORS 84-SERIES II,
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Maryland Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Realty Investors 84-Series II, A Real Estate Limited Partnership (the "Partnership") is a limited partnership formed in 1983 to invest in and operate income-producing real property. The Partnership raised $87,037,000 through the sale of Limited Partnership Interests and utilized these proceeds to acquire fourteen real property investments. The Partnership has since disposed of eight of these properties, including the La Contenta Apartments which was sold during April 1996. Currently, the Partnership continues to operate the six remaining properties.

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

Operations
- ----------

Summary of Operations
- ---------------------

The Partnership recognized a gain on the February 1996 sale of Seabrook Apartments which was the primary reason for the increase in net income during the quarter ended March 31, 1996 as compared to the same period in 1995. Further discussion of the Partnership's operations is summarized below.

1996 Compared to 1995
- ---------------------

Discussions of fluctuations between 1996 and 1995 refer to the quarters ended March 31, 1996 and 1995.

The Partnership sold the Seabrook Apartments in February 1996. As a result, the Partnership recognized a gain of $1,363,431 on the sale of the property in 1996. The sale also resulted in decreases in rental and service income, interest expense on mortgage notes payable, depreciation, property operating expenses, real estate taxes and property management fees during 1996 as compared to 1995.

Six of the Partnership's seven remaining properties at March 31, 1996 experienced higher rental rates in 1996 which resulted in increased rental and service income and property management fees and partially offset the decreases from the property sale.

Amortization expense increased slightly during 1996 as compared to 1995 due to the full amortization of deferred expenses related to the Seabrook Apartments' mortgage note payable in connection with the sale of the property.

Roof repairs incurred at the Park Colony Apartments and increased payroll costs incurred at certain of the Partnership's properties resulted in increased property operating expense during 1996 as compared to 1995. This increase offset the decrease from the property sale.

Real estate taxes increased at the Park Colony and Rosehill Pointe apartment complexes due to higher assessed values and resulted in increased real estate tax expense during 1996 as compared to 1995, which fully offset the decrease from the property sale.

Due to lower accounting fees, administrative expenses decreased during 1996 as compared to 1995.

The gain recognized in connection with the sale of Seabrook Apartments resulted in an increase in affiliates' participation in income from joint ventures during 1996 as compared to 1995.

Liquidity and Capital Resources
- -------------------------------

The cash position of the Partnership increased by approximately $412,000 as of March 31, 1996 when compared to December 31, 1995. The Partnership received cash totaling approximately $439,000 from its operating activities which consisted primarily of cash flow generated from property operations partially offset by the payment of administrative expenses and short-term interest expense. The Partnership also received cash of approximately $5,724,000 from its investing activities relating to the sale of Seabrook Apartments. Approximately $5,082,000 of the proceeds from the property sale was used in the Partnership's financing activities to repay the related mortgage note. The Partnership also used cash to fund its other financing activities which consisted of a $350,000 repayment of the loans from the General Partner, principal payments on mortgage notes payable of approximately $198,000 and distributions to joint venture partners of approximately $122,000.

The Partnership has loans of approximately $8,036,000 payable to the General Partner at March 31, 1996 in connection with funds advanced for working capital purposes and for property operating deficits. Approximately $3,500,000 of these loans were repaid in April 1996 primarily from proceeds received in connection with the sale of La Contenta Apartments. The remaining loans are expected to be repaid from available cash flow from future property operations, or from proceeds received from the disposition of the Partnership's remaining real estate investments prior to any distributions to the Limited Partners from these sources.

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

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit or a significant deficit, each after consideration of debt service payments unless otherwise indicated. A deficit is considered to be significant if it exceeds $250,000 annually or 20% of the property's rental and service income. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures, which include debt service payments. During 1996 and 1995, six of the seven remaining properties owned by the Partnership as of March 31, 1996 generated positive cash flow and the Ridgetree - Phase II Apartments generated a marginal cash flow deficit. In addition, the Seabrook Apartments, which was sold in February 1996, generated a marginal cash flow deficit during 1995 and prior to its sale in 1996. As of March 31, 1996, occupancy rates of the Partnership's properties ranged from 92% to 98%.

While the cash flow of certain of the Partnership's properties has improved, the General Partner continues to pursue a number of actions aimed at improving the cash flow of the Partnership's properties, including improving property operating performance, and seeking rent increases where market conditions allow.

The General Partner believes that the market for multifamily housing properties has become increasingly favorable to sellers of these properties. During February 1996 and April 1996, the Partnership sold the Seabrook and La Contenta apartment complexes, respectively. Currently, the Partnership has entered into negotiations for a contract to sell the Meadow Creek Apartments. The Partnership has also entered into a contract to sell the Ridgetree - Phase II and Rosehill Pointe apartment complexes for sales prices of $9,200,000 and $20,700,000, respectively. The Partnership is preparing to market two properties for sale and is actively marketing an additional two properties. If current market conditions remain favorable and the General Partner can obtain appropriate sales prices, the Partnership's liquidation strategy may be accelerated. The General Partner, however, does not anticipate that investors will recover a substantial portion of their original investment.

As mentioned above, during February 1996, the Partnership sold the Seabrook Apartments, which was owned by a joint venture consisting of the Partnership and two affiliates, in a cash sale for $5,915,000. From the proceeds, $5,081,898 was paid in full satisfaction of the first mortgage loan. Net proceeds received from this transaction were $642,585, of which $538,815 was the Partnership's share. See Note 4 of Notes to Financial Statements for additional information.

During April 1996, the Partnership sold the La Contenta Apartments in a cash sale for $11,300,000. From the proceeds, $6,970,559 was paid in full satisfaction of the first mortgage loan. Net proceeds received from this sale were $4,093,041. A portion of the sale proceeds was used to repay a portion of the General Partner loan in April 1996. See Note 5 of Notes to Financial Statements for additional information.

Each of the Partnership's properties is owned through the use of third-party mortgage loan financing and, therefore, the Partnership is subject to the financial obligations required by such loans. As a result of the General Partner's efforts to refinance certain of the existing loans with new lenders, the Partnership has no third-party, first mortgage financing which matures prior to January 1998.

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

(10)(i) Agreement of Sale and attachment thereto relating to the sale of Ridgetree Apartments, Phase II, previously filed as Exhibit 2(a) to the Registrant's Current Report on Form 8-K dated April 23, 1996, is incorporated herein by reference.

(ii) Agreement of Sale and attachment thereto relating to the sale of Rosehill Pointe Apartments, previously filed as Exhibit 2(b) to the Registrant's Current Report on Form 8-K dated April 23, 1996, is incorporated herein by reference.

(27) Financial Data Schedule of the Registrant for the quarter ended March 31, 1996 is attached hereto.

(b) Reports on Form 8-K: A Current Report on Form 8-K dated April 22, 1996 was filed reporting the sale of La Contenta Apartments in Tempe, Arizona and a Current Report on Form 8-K dated April 23, 1996 was filed reporting the contract to sell the Ridgetree - Phase II and Rosehill Pointe apartment complexes in Dallas, Texas and Lenexa, Kansas, respectively.

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



Date: May 15, 1996
      ---------------------------