Form 10-K/A
period 1995-12-31
BALCOR REALTY INVESTORS 84 SERIES II
filed 1996-10-21
CIK 740582

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

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

Operationally, existing apartment properties continued to register occupancy percentages in the 90s, with average rents rising at an annual rate of between 3 and 4 percent. The Registrant's remaining properties face various levels of competition for retention of their tenants from similar types of properties in the vicinities in which they are located. Apartments are still considered one of the top real estate asset classes in terms of performance. However, some markets are experiencing new construction of rental units which, if unrestrained, could impact the performance of existing properties. Most of the new construction is aimed at the two segments of the rental market which are growing the fastest: low-income households and upper-income households who prefer to rent rather than own. Of all the major asset classes, apartments typically display the least volatility in terms of property values. The Registrant has no plans to change the current use of or to renovate any of its remaining properties.

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

Item 2. Properties
------------------
As of December 31, 1995, the Registrant, either directly or through joint ventures, owns the eight apartment complexes described below, all of which are owned in fee simple.

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

*** This property was sold during 1996. See Item 1. Business and Note 10 of
    Notes to Financial Statements for additional information.

Each of the above properties is held subject to various mortgage loans and other forms of financing, as described in more detail in Note 4 of Notes to Financial Statements.

The occupancy rates and effective average rent per unit for each of the last five years for the eight properties owned by the Registrant at December 31, 1995, are described below.

                      1995       1994        1993       1992        1991
                     -------   -------     -------    -------     -------

  La Contenta
    Occupancy rate       98%       96%         97%        97%         96%
    Effective rent    $ 579     $ 544       $ 473      $ 435       $ 423

  Meadow Creek
    Occupancy rate       93%       91%         92%        94%         84%
    Effective rent    $ 588     $ 552       $ 505      $ 478       $ 468

  Park Colony
    Occupancy rate       97%       96%         97%        98%         89%
    Effective rent    $ 618     $ 586       $ 540      $ 497       $ 525

  Ridgetree II
    Occupancy rate       88%       92%         90%        96%         95%
    Effective rent    $ 501     $ 487       $ 482      $ 503       $ 493

  Rosehill Pointe
    Occupancy rate       93%       92%         95%        99%         98%
    Effective rent    $ 593     $ 579       $ 548      $ 515       $ 465

  Seabrook
    Occupancy rate       92%       94%         96%        93%         96%
    Effective rent    $ 562     $ 573       $ 563      $ 534       $ 548

  Spring Creek
    Occupancy rate       93%       96%         96%        97%         98%
    Effective rent    $ 500     $ 510       $ 517      $ 493       $ 481

  Westwood Village
    Occupancy rate       95%       93%         94%        94%         96%
    Effective rent    $ 514     $ 503       $ 487      $ 461       $ 462

Apartment units in the above properties are rented with leases of one year or less, with no tenant occupying greater than ten percent of the property. Real estate taxes incurred in 1995 for the above properties totaled $1,255,631.

The Federal tax basis of the Registrant's properties totaled $76,327,715 as of December 31, 1995. For Federal income tax purposes, the acquisition costs of the properties are depreciated over useful lives ranging from 15 to 18 years, using the ACRS method. Other minor assets are depreciated over their applicable recovery periods.

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

1995 Compared to 1994
---------------------

The Partnership sold the Ridgepoint Green and Ridgepoint Way apartment complexes in August 1994. As a result, rental and service income decreased approximately $2,199,000. Increased rental rates at six of the Partnership's eight remaining properties during 1995 partially offset the decrease in rental and service income by approximately $838,000.

As a result of higher average interest rates earned on short-term investments, interest income on short-term investments increased during 1995 as compared to 1994.

The sales of Ridgepoint Green and Ridgepoint Way resulted in a decrease in interest expense on mortgage notes payable during 1995 as compared to 1994.

Due to higher average short-term loan balances payable to an affiliate and higher average interest rates in 1995, interest expense on short-term loans from an affiliate increased during 1995 as compared to 1994.

Depreciation expense decreased during 1995 as compared to 1994 due to the sales of Ridgepoint Green and Ridgepoint Way.

Property operating expenses decreased in 1995 as compared to 1994 primarily due to the 1994 property sales discussed above. Also contributing to the decrease was the high level of maintenance and repair expense incurred during 1994, which included exterior painting, wood siding replacement and the replacement of floor coverings at the Meadow Creek and Seabrook apartment complexes.

The 1994 property sales were the primary reason real estate taxes decreased during 1995 as compared to 1994.

Property management fees decreased approximately $110,000 during 1995 due to the 1994 property sales. Increased rental income at six of the remaining eight properties during 1995 partially offset the decrease by approximately $31,000.

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

1994 Compared to 1993
---------------------
The Partnership sold the Butterfield Village Apartments in April 1993 and the Ridgepoint Green and Ridgepoint Way apartment complexes in August 1994. As a result, rental and service income decreased approximately $1,552,000. Increased rental rates at five of the Partnership's remaining properties during 1994 partially offset the decrease in rental and service income by approximately $551,000.

The sales of Ridgepoint Green and Ridgepoint Way resulted in a decrease in interest expense on mortgage notes payable during 1994 as compared to 1993. In addition, the first mortgage loans on these two properties were modified, effective April 1994. The Partnership had previously recognized interest expense liabilities under the prior terms of these loans. In connection with the modifications, the Partnership wrote-off approximately $290,000 of these liabilities which, along with decreased interest rates, contributed to the decrease in interest expense on mortgage notes payable. During April, May and December 1993, the Ridgetree II, Meadow Creek and Park Colony loans were refinanced or modified. In addition, in accordance with the loan agreements, the interest rates on the Rosehill Pointe and Westwood Village loans were adjusted to lower rates during July and October 1993, respectively. These events also contributed to the decrease.

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

Insurance premiums increased at all of the Partnership's properties. In addition, higher utility, payroll, and advertising costs at the La Contenta, Ridgetree II, Rosehill Pointe, Seabrook, Spring Creek, and Westwood Village apartment complexes during 1994, as well as higher maintenance and repair expense, which included exterior painting and wood siding replacement, asphalt repairs, landscaping improvements, plumbing repairs and the replacement of floor coverings at the La Contenta, Meadow Creek, Park Colony, Ridgepoint Green, Ridgepoint Way, Seabrook and Spring Creek apartment complexes during 1994 were the primarily reasons for the increase in property operating expense during 1994 as compared to 1993. The Partnership had deferred non-critical costs during 1993 at the Ridgepoint Green and Ridgepoint Way apartment complexes due to the bankruptcy filings, and in accordance with the terms of the bankruptcy plans, the Partnership completed exterior painting at these two properties during 1994. The increase was partially offset by a decrease of approximately $286,000 in property operating expense due to the property dispositions discussed above.

During 1994, higher real estate taxes were incurred at the Ridgetree II Apartments as a result of an increased assessment. This additional expense fully offset the reduction in real estate tax expense due to the property dispositions discussed above and resulted in an increase in real estate taxes of approximately $86,000 for 1994 as compared to 1993.

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

The supplemental financial information specified by Item 302 of Regulation S-K is not applicable.

The net effect of the differences between the financial statements and the tax returns is summarized as follows:

                        December 31, 1995          December 31, 1994
                    -------------------------  -------------------------

                     Financial        Tax       Financial        Tax
                     Statements     Returns    Statements      Returns
                     ----------    ---------   ----------     ---------

Total assets        $54,412,115  $38,289,522  $ 56,636,602  $41,311,618
Partners' capital
 accounts (deficit):
  General Partner      (952,121) (11,388,533)     (937,975) (11,183,177)
  Limited Partners  (18,559,083) (20,172,629)  (17,158,670) (18,151,946)
Net income (loss):
  General Partner       (14,146)    (205,356)       24,549     (661,350)
  Limited Partners   (1,400,413)  (2,020,683)    2,430,389    7,371,477
  Per Limited Part-
    nership Interest     (16.09)      (23.22)        27.92         84.69



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

The directors of Balcor Partners-84 II, Inc., the General Partner of the Registrant, are not directors in any company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (the "Act") or subject to the requirements of Section 15 (b) of the Act or any company registered as an investment company under the Investment Company Act of 1940. Messrs. Meador and Parker are, however, directors of the general partner of Balcor Equity Properties-XIV, which had a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.

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

Thomas E. Meador (48) joined Balcor in July 1979. He is Chairman, President and Chief Executive Officer and has responsibility for all ongoing day-to-day activities at Balcor. He is a Director of The Balcor Company. He is also Senior Vice President of American Express Company and is responsible for its real estate operations worldwide. Prior to joining Balcor, Mr. Meador was employed at the Harris Trust and Savings Bank in the commercial real estate division where he was involved in various lending activities. Mr. Meador received his M.B.A. degree from the Indiana University Graduate School of Business.

Alexander J. Darragh (40) joined Balcor in September 1988 and is responsible for due diligence analysis and real estate advisory services for Balcor and American Express Company. He also has supervisory responsibility for Balcor's environmental matters. Mr. Darragh received masters' degrees in Urban Geography from Queen's University and in Urban Planning from Northwestern University.

Josette V. Goldberg (38) joined Balcor in January 1985 and has primary responsibility for all human resources matters. In addition, she has supervisory responsibility for Balcor's MIS functions. Ms. Goldberg has been designated as a Senior Human Resources Professional (SHRP).

Alan G. Lieberman (36) joined Balcor in May 1983 and is responsible for Balcor's property sales and capital markets functions. Mr. Lieberman is a Certified Public Accountant.

Brian D. Parker (44) joined Balcor in March 1986 and, as Chief Financial Officer and Chief Accounting Officer, is responsible for Balcor's financial, legal and treasury functions. He is a Director of The Balcor Company. Mr. Parker is a Certified Public Accountant and holds an M.S. degree in Accountancy from DePaul University.

John K. Powell Jr. (45) joined Balcor in September 1985 and is responsible for portfolio and asset management matters relating to Balcor's partnerships. Mr. Powell also has supervisory responsibility for Balcor's risk management and investor services functions. He received a Master of Planning degree from the University of Virginia. Mr. Powell has been designated a Certified Real Estate Financier by the National Society for Real Estate Finance and is a full member of the Urban Land Institute.

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

                         BALCOR REALTY INVESTORS 84-SERIES II,
                         A REAL ESTATE LIMITED PARTNERSHIP


                         By:  /s/ Jayne Kosik
                             ------------------------
                             Jayne Kosik
                             Vice President, and Chief
                             Financial Officer (Principal Accounting
                             and Financial Officer) of Balcor
                             Partners-84 II, Inc., the General
                             Partner

Date:  October 21, 1996
      ------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                     Title                       Date
----------------------   ---------------------------------   --------------
                         President, Chief Executive Officer
                         (Principal Executive Officer) and
                         Director of Balcor Partners-84 II,
/s/ Thomas E. Meador     Inc., the General Partner          October 21, 1996
----------------------                                      ----------------
    Thomas E. Meador


                         Vice President, and Chief
                         Financial Officer (Principal
                         Accounting and Financial Officer)
                         of Balcor Partners-84 II, Inc.,
/s/ Jayne Kosik          the General Partner                October 21, 1996
----------------------                                      ----------------
    Jayne Kosik

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








                                   COOPERS & LYBRAND L.L.P.


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

                     BALCOR REALTY INVESTORS 84-SERIES II,
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Maryland Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1995, 1994 and 1993
                                  (Continued)

                                   1995           1994           1993
                              -------------- -------------- --------------
Extraordinary items:
  Gain on forgiveness of debt                    1,510,773      1,234,276
  Gain on foreclosure of
    properties                                                  8,432,686
                                             --------------   ------------
Total extraordinary items                        1,510,773      9,666,962
                              -------------- -------------- --------------
Net (loss) income             $  (1,414,559) $   2,454,938  $   9,901,817
                              ============== ============== ==============
(Loss) income before
  extraordinary item allocated
  to General Partner          $     (14,146) $       9,441  $       2,349
                              ============== ============== ==============
(Loss) income before
  exrtaordinary item allocated
  to Limited Partners         $  (1,400,413) $     934,724  $     232,506
                              ============== ============== ==============
(Loss) income before
  extraordinary item per
  Limited Partnership Interest
  (87,037 issued and
  outstanding)                $      (16.09) $       10.74  $        2.68
                              ============== ============== ==============
Extraordinary item allocated
  to General Partner                   None  $      15,108  $      96,669
                              ============== ============== ==============
Extraordinary item allocated
  to Limited Partners                  None  $   1,495,665  $   9,570,293
                              ============== ============== ==============
Extraordinary item per Limited
  Partnership Interest (87,037
  issued and outstanding)              None  $       17.18  $      109.95
                              ============== ============== ==============
Net (loss) income allocated to
  General Partner             $     (14,146) $      24,549  $      99,018
                              ============== ============== ==============
Net (loss) income allocated to
  Limited Partners            $  (1,400,413) $   2,430,389  $   9,802,799
                              ============== ============== ==============
Net (loss) income per Limited
  Partnership Interest (87,037
  issued and outstanding)     $      (16.09) $       27.92  $      112.63
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

4. Mortgage Notes Payable:

Mortgage notes payable at December 31, 1995 and 1994 consisted of the following:

                       Carrying      Carrying
                         Amount        Amount      Current     Current
Estimated Final
  Property Pledged      of Notes at   of Notes at    Interest    Monthly
Balloon Maturity
   as Collateral          12/31/95      12/31/94      Rate       Payment
Payment Date
 -----------------       ----------    ----------    --------    -------
----------------
Apartment Complexes:
La Contenta            $7,036,403     $ 7,119,382     9.50%    $ 62,634
$ 6,933,000                  1996
Meadow Creek            5,096,878       5,141,497     8.54%      40,131
4,972,000                    1998
Park Colony             9,975,000       9,975,000     9.375%     84,294
9,753,000                    1999
Ridgetree (Phase II)    7,816,515       7,868,144    10.05%      70,004
7,529,000                    2000
Rosehill Pointe        14,478,769      14,750,078     7.875%    117,886
13,619,000                   1998
                        1,302,358(A)    1,344,000     9.75%      14,238
1,206,000                    1998
Seabrook (B)            5,081,898       5,081,898
Spring Creek (C)        7,369,551       7,420,202     9.21%      61,060
7,076,000                    2000
Westwood Village        7,082,401       7,271,622     6.498%     52,333
6,612,000                    1998
                     ------------    ------------

    Total             $65,239,773     $65,971,823
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

                     BALCOR REALTY INVESTORS 84-SERIES II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Maryland Limited Partnership)

            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                            as of December 31, 1995
        Col. A                 Col. B          Col. C
              Col. D
---------------------             ------               ------- --------------
---------------------------------
                                            Initial Cost
Cost Adjustments
                                           to Partnership
    Subsequent to Acquisition
                                        --------------------
---------------------------------
                                                  Buildings            Carrying
                               Encum-              and Im-     Improve-   Costs
Reduction
     Description              brances     Land    provements    ments       (a)
                              of Basis
---------------------         -------   -------- ------------ ---------
---------                    ----------
La Contenta Apts., 274-
  units in Tempe, AZ            (d)   $1,300,000   $5,875,000      None
$612,142                        None

Meadow Creek Apts., 250-
  units in Pineville, NC        (d)      550,000    6,150,000      None
905,804                    $(548,116)(f)

Park Colony Apts.,
  352-units in
  Gwinnett County, GA           (d)    1,450,000    9,000,000   $44,720
1,255,336                       None

Ridgetree Apts.
  (Phase II), 354-units
  in Dallas, TX                 (d)    1,432,000    8,643,000      None
1,289,690                       None

Rosehill Pointe Apts.,
  498-units in
  Lenaxa, KS                    (d)    2,350,000   15,948,000      None
1,799,487                   (63,517)(f)

Seabrook Apts.,
  200-units in
  Orange County, FL (g)         (d)      757,000    5,465,000      None
764,278                         None

Spring Creek Apts., 288-
  units in Columbus, OH         (d)    1,400,000    7,005,000      None
1,054,199                   (856,121)(f)

Westwood Apts., 320-
  units in Irving, TX           (d)    2,265,000    6,914,000      None
  1,261,442                (1,001,000)(h)
                                     -----------  -----------  --------
-----------                 -----------
    Total                            $11,504,000  $65,000,000  $ 44,720
$ 8,942,378                 $(2,468,754)
                                     ===========  ===========  ========
===========                 ===========

See Notes (a) through (h).

                     BALCOR REALTY INVESTORS 84-SERIES II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Maryland Limited Partnership)

            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                            as of December 31, 1995
                                  (Continued)
       Col. A                          Col. E                 Col. F    Col. G
Col. H      Col. I
-------------------       --------------------------------   --------  --------
------  --------------
                               Gross Amounts at Which
           Life Upon
                             Carried at Close of Period
         Which Depre-
                              -------------------------------
                         ciation in
                                    Buildings               Accumulated    Date
Date                    Latest Income
                                     and Im-       Total     Deprecia-  of Con-
Acq-                      Statement
    Description             Land    provements     (b)(c)      tion(c)
struction uired  is Computed  -------------------  ----------------------
-------------         ------------   ----------        -------------------
La Contenta Apts., 274-
  units in Tempe, AZ    $1,301,240   $6,485,902   $7,787,142 $ 2,992,200   1984
7/83                            (e)

Meadow Creek Apts., 250-
  units in Pineville, NC   509,743    6,547,945    7,057,688   2,778,467   1985
1/84                            (e)

Park Colony Apts.,
  352-units in
  Gwinnett County, GA    1,451,544   10,298,512   11,750,056   4,557,704   1984
5/83                            (e)

Ridgetree Apts.
  (Phase II) 354-units
  in Dallas, TX          1,432,426    9,932,264   11,364,690   4,326,968   1984
2/83                            (e)

Rosehill Pointe Apts.,
  498-units in
  Lenexa, KS             2,343,930   17,690,040   20,033,970   7,190,196   1985
11/84                           (e)

Seabrook Apts.,
  200-units in
  Orange County, FL (g)    773,470    6,212,808    6,986,278   2,598,392   1985
12/83                           (e)

Spring Creek Apts., 288-
  units in Columbus, OH  1,262,965    7,340,113    8,603,078   3,197,805   1985
2/84                            (e)

Westwood Apts., 320-
  units in Irving, TX    2,001,071    7,438,371    9,439,442   3,460,609   1984
3/83                            (e)
                       -----------  ----------- ------------ -----------
    Total              $11,076,389  $71,945,955 $ 83,022,344 $31,102,341
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