Form 10-Q
period 1996-09-30
BALCOR REALTY INVESTORS 84 SERIES II
filed 1996-11-12
CIK 740582

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1996
                               ------------------
                                      OR

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

                                BALANCE SHEETS
                   September 30, 1996 and December 31, 1995
                                  (Unaudited)

                                    ASSETS

                                                  1996            1995
                                             -------------   -------------
Cash and cash equivalents                    $  1,532,493    $    419,227
Escrow deposits                                   618,211       1,158,746
Accounts and accrued interest receivable          838,076         189,252
Prepaid expenses                                  116,901         159,160
Deferred expenses, net of accumulated
  amortization of $412,978 in 1996
  and $763,343 in 1995                            266,286         565,727
                                             -------------   -------------
                                                3,371,967       2,492,112
                                             -------------   -------------
Investment in real estate:
  Land                                          4,715,580      11,076,389
  Buildings and improvements                   25,076,996      71,945,955
                                             -------------   -------------
                                               29,792,576      83,022,344
  Less accumulated depreciation                11,782,031      31,102,341
                                             -------------   -------------
Investment in real estate, net of
  accumulated depreciation                     18,010,545      51,920,003
                                             -------------   -------------
                                             $ 21,382,512    $ 54,412,115
                                             =============   =============


                       LIABILITIES AND PARTNERS' DEFICIT

Loans payable-affiliate                                      $  8,385,555
Accounts payable                             $    103,593         141,388
Due to affiliates                                  73,467         126,650
Accrued liabilities, principally
  interest and real estate taxes                  471,029       1,078,917
Security deposits                                 137,892         273,669
Mortgage notes payable                         24,203,736      65,239,773
                                             -------------   -------------
  Total liabilities                            24,989,717      75,245,952
                                             -------------   -------------
Affiliates' participation in joint
  ventures                                        191,900      (1,322,633)
                                             -------------   -------------

                     BALCOR REALTY INVESTORS 84-SERIES II,
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Maryland Limited Partnership)

                                BALANCE SHEETS
                   September 30, 1996 and December 31, 1995
                                  (Unaudited)
                                  (Continued)


Limited Partners' deficit (87,037
  Interests issued and outstanding)            (3,045,883)    (18,559,083)
General Partner's deficit                        (753,222)       (952,121)
                                             -------------   -------------
  Total partners' deficit                      (3,799,105)    (19,511,204)
                                             -------------   -------------
                                             $ 21,382,512    $ 54,412,115
                                             =============   =============

The accompanying notes are an integral part of the financial statements.

                     BALCOR REALTY INVESTORS 84-SERIES II,
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Maryland Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the nine months ended September 30, 1996 and 1995
                                  (Unaudited)

                                                  1996            1995
                                             -------------   -------------
Income:
  Rental and service                         $  8,144,984    $ 11,644,900
  Interest on short-term investments               78,982          46,559
                                             -------------   -------------
    Total income                                8,223,966      11,691,459
                                             -------------   -------------
Expenses:
  Interest on mortgage notes payable            2,733,841       4,323,944
  Interest on short-term loans from
    an affiliate                                  189,838         412,519
  Depreciation                                  1,096,062       1,641,573
  Amortization of deferred expenses               111,029         133,565
  Property operating                            3,486,440       4,357,337
  Real estate taxes                               690,293         929,676
  Property management fees                        390,289         573,516
  Administrative                                  498,256         414,526
                                             -------------   -------------
    Total expenses                              9,196,048      12,786,656
                                             -------------   -------------
Loss before gain on sale of properties,
  participation in joint ventures and
  extraordinary items                            (972,082)     (1,095,197)

Gain on sales of properties                    24,331,787

Affiliates' participation in (income) loss
  from joint ventures                          (3,246,631)         27,446
                                             -------------   -------------
Income (loss) before extaordinary items        20,113,074      (1,067,751)
                                             -------------   -------------
Extraordinary items:
  Gain on forgiveness of debt                     157,826
  Affiliate's participation in gain
    on forgiveness of debt                        (41,897)
  Debt extinguishment expense                    (360,073)
  Affiliate's participation in debt
    extinguishment expense                         20,945
                                             -------------
    Total extraordinary items                    (223,199)
                                             -------------   -------------
Net income (loss)                            $ 19,889,875    $ (1,067,751)
                                             =============   =============

The accompanying notes are an integral part of the financial statements.

                     BALCOR REALTY INVESTORS 84-SERIES II,
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Maryland Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the nine months ended September 30, 1996 and 1995
                                  (Unaudited)
                                  (Continued)


                                                  1996            1995
                                             -------------   -------------
Income (loss) before extaordinary items
  allocated to General Partner               $    201,131    $    (10,678)
                                             =============   =============
Income (loss) before extaordinary items
  allocated to Limited Partners              $ 19,911,943    $ (1,057,073)
                                             =============   =============
Income (loss) before extaordinary items
  per Limited Partnership Interest(87,037
  issued and outstanding)                    $     228.78    $     (12.15)
                                             =============   =============
Extraordinary items allocated to
  General Partner                            $     (2,232)           None
                                             =============   =============
Extraordinary items allocated to
  Limited Partners                           $   (220,967)           None
                                             =============   =============
Extraordinary items per Limited
  Partnership Interest (87,037 issued
  and outstanding)                           $      (2.54)           None
                                             =============   =============
Net income (loss) allocated to
  General Partner                            $    198,899    $    (10,678)
                                             =============   =============
Net income (loss) allocated to
  Limited Partners                           $ 19,690,976    $ (1,057,073)
                                             =============   =============
Net income (loss) per Limited Partnership
  Interests (87,037 issued and outstanding)  $     226.24    $     (12.15)
                                             =============   =============
Distribution to Limited Partners             $  4,177,776            None
                                             =============   =============
Distribution per Limited
  Partnership Interest                       $      48.00            None
                                             =============   =============

The accompanying notes are an integral part of the financial statements.

                     BALCOR REALTY INVESTORS 84-SERIES II,
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Maryland Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
              for the quarters ended September 30, 1996 and 1995
                                  (Unaudited)


                                                  1996            1995
                                             -------------   -------------
Income:
  Rental and service                         $  1,559,453    $  3,912,867
  Interest on short-term investments               14,456          12,954
                                             -------------   -------------
    Total income                                1,573,909       3,925,821
                                             -------------   -------------
Expenses:
  Interest on mortgage notes payable              517,205       1,442,945
  Interest on short-term loans from
    an affiliate                                                  141,519
  Depreciation                                    188,638         547,190
  Amortization of deferred expenses                23,427          44,520
  Property operating                              817,562       1,660,259
  Real estate taxes                               117,528         318,711
  Property management fees                         71,451         197,093
  Administrative                                  117,458         142,453
                                             -------------   -------------
    Total expenses                              1,853,269       4,494,690
                                             -------------   -------------

Loss before participation in joint ventures      (279,360)       (568,869)

Affiliates' participation in loss from
  joint ventures                                                   36,992
                                             -------------   -------------
Net loss                                     $   (279,360)   $   (531,877)
                                             =============   =============
Net loss allocated to General Partner        $     (2,793)   $     (5,319)
                                             =============   =============
Net loss allocated to Limited Partners       $   (276,567)   $   (526,558)
                                             =============   =============
Net loss per Limited Partnership Interest
  (87,037 issued and outstanding)            $      (3.17)   $      (6.05)
                                             =============   =============
Distribution to Limited Partners             $  4,177,776            None
                                             =============   =============
Distribution per Limited
  Partnership Interest                       $      48.00            None
                                             =============   =============

The accompanying notes are an integral part of the financial statements.

                     BALCOR REALTY INVESTORS 84-SERIES II,
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Maryland Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the nine months ended September 30, 1996 and 1995
                                  (Unaudited)


                                                  1996            1995
                                             -------------   -------------
Operating activities:
  Net income (loss)                          $ 19,889,875    $ (1,067,751)
  Adjustments to reconcile net income (loss)
    to net cash (used in) provided by
    operating activities:
      Gain on forgiveness of debt                (157,826)
      Affiliate's participation in gain on
        forgiveness of debt                        41,897
      Debt extinguishment expense                 360,073
      Affiliate's participation in debt
        extinguishment expense                    (20,945)
      Gain on sales of properties             (24,331,787)
      Affiliates' participation in income
        (loss) from joint ventures              3,246,631         (27,446)
      Depreciation of properties                1,096,062       1,641,573
      Amortization of deferred expenses           111,029         133,565
      Net change in:
        Escrow deposits                           540,535         (71,008)
        Accounts and accrued interest
          receivable                             (648,824)        312,693
        Prepaid expenses                           42,259        (271,424)
        Accounts payable                          (37,795)        (43,656)
        Due to affiliates                         (53,183)       (183,055)
        Accrued liabilities                      (607,888)         87,092
        Security deposits                        (135,777)         (6,495)
                                             -------------   -------------
  Net cash (used in) provided by operating
    activities                                   (665,664)        504,088
                                             -------------   -------------
Investing activities:
  Proceeds from sales of properties            58,215,000
  Cost incurred in connection with sales of
    properties                                 (1,069,817)
                                             -------------
  Net cash provided by investing activities    57,145,183
                                             -------------
Financing activities:
  Distribution to Limited Partners             (4,177,776)
  Capital contributions by joint venture
    partners-affiliate                                             25,323

                     BALCOR REALTY INVESTORS 84-SERIES II,
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Maryland Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the nine months ended September 30, 1996 and 1995
                                  (Unaudited)
                                  (Continued)


  Distributions to joint venture partners-
    affiliates                                 (1,753,050)        (56,269)
  Proceeds from loans payable-affiliate                           537,000
  Repayment of loans payable-affiliate         (8,385,555)       (400,000)
  Principal payments on mortgage notes
    payable                                      (413,632)       (551,683)
  Repayment of mortgage notes payable         (40,464,579)
  Payment of prepayment penalties                (171,661)
                                             -------------   -------------
  Net cash used in financing activities       (55,366,253)       (445,629)
                                             -------------   -------------

Net change in cash and cash equivalents         1,113,266          58,459
Cash and cash equivalents at beginning
  of period                                       419,227         325,412
                                             -------------   -------------
Cash and cash equivalents at end of period   $  1,532,493    $    383,871
                                             =============   =============

The accompanying notes are an integral part of the financial statements.

                     BALCOR REALTY INVESTORS 84-SERIES II,
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Maryland Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the nine months and quarter ended September 30, 1996, and all such adjustments are of a normal and recurring nature.

2. Interest Expense:

During the nine months ended September 30, 1996 and 1995, the Partnership incurred interest expense on mortgage notes payable of $2,733,841 and $4,323,944 and paid interest expense of $2,903,698 and $4,374,226, respectively.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the nine months and quarter ended September 30, 1996 were:

                                           Paid
                                  ------------------------
                                  Nine Months    Quarter      Payable
                                   ------------   ---------    --------

   Reimbursement of expenses to
     the General Partner, at cost    $107,701     $19,338      $73,467


During the first six months of 1996, the Partnership repaid the General Partner loan, which had an outstanding balance of $8,385,555 at December 31, 1995, primarily with proceeds from the sales of the Seabrook, La Contenta and Meadow Creek apartment complexes. (See Note 4 of Notes to Financial Statements for additional information.) During the nine months ended September 30, 1996 and 1995, the Partnership incurred interest expense of $189,838 and $412,519, and paid interest expense of $277,324 and $527,062 on these loans, respectively. Interest expense was computed at the American Express Company cost of funds rate plus a spread to cover administrative expenses. The interest rate was 5.911% at the date of the loan repayment.

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

6. Subsequent Event:

In October 1996, the Partnership paid $870,370 ($10 per Interest) to Limited Partners, representing a special distribution of Net Cash Proceeds received in connection with the sales of the Ridgetree - Phase II and Rosehill Pointe apartment complexes.

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

Operations
----------

Summary of Operations
---------------------

The Partnership sold five properties in 1996 and recognized significant gains on these sales for financial statement purposes. As a result of these sales and the timing of the related gains, the Partnership generated net income during the nine months ended September 30, 1996 as compared to a net loss during the same period in 1995 and recognized a decrease in the net loss during the quarter ended September 30, 1996 as compared to the same period in 1995. Further discussion of the Partnership's operations is summarized below.

1996 Compared to 1995
---------------------

Unless otherwise noted, discussions of fluctuations between 1996 and 1995 refer to both the nine months and quarters ended September 30, 1996 and 1995.

The Partnership sold the La Contenta, Meadow Creek, Ridgetree - Phase II, Rosehill Pointe and Seabrook apartment complexes during 1996. As a result, the Partnership recognized gains of $24,331,787 on the sales during the nine months ended September 30, 1996. These sales also resulted in decreases in rental and service income, interest expense on mortgage notes payable, depreciation, amortization, property operating expenses, real estate taxes and property management fees during 1996 as compared to 1995.

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

Due to decreases in the short-term loan balance during 1996 and its full repayment in June 1996, interest expense on short-term loans from an affiliate decreased during the nine months ended September 30, 1996 as compared to the same period in 1995 and ceased during the quarter ended September 30, 1996.

Due to higher consulting fees, administrative expenses increased during the nine months ended September 30, 1996 as compared to the same period in 1995. Lower accounting fees incurred during 1996 partially offset the increase for the nine months and resulted in a decrease in administrative expenses during the quarter ended September 30, 1996 as compared to the same period in 1995.

The gains recognized in connection with the sales of the Rosehill Pointe and Seabrook apartment complexes resulted in the recognition of affiliates' participation in income from joint ventures during the nine months ended September 30, 1996 as compared to affiliates' participation in loss from joint ventures during the same period in 1995. In addition, as a result of the properties' sales during the first six months of 1996, affiliates' participation in loss from joint ventures ceased during the quarter ended September 30, 1996.

As a result of the sales of the La Contenta, Meadow Creek and Rosehill Pointe apartment complexes, the Partnership recognized an extraordinary gain on forgiveness of debt of $157,826, of which $41,897 represents Rosehill Pointe Apartments affiliate's share, during the nine months ended September 30, 1996.

Due to the sales of the La Contenta, Meadow Creek, Ridgetree - Phase II and Rosehill Pointe apartment complexes, remaining unamortized deferred financing fees in the amount of $188,412 and prepayment penalties of $171,661 were recognized as an extraordinary item and classified as debt extinguishment expense of $360,073, of which $20,945 represents the Rosehill Pointe Apartments affiliate's share, during the nine months ended September 30, 1996.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership increased by approximately $1,113,000 as of September 30, 1996 when compared to December 31, 1995. The Partnership used cash of approximately $666,000 to fund its operating activities. The revenue generated by the Partnership's properties was offset by the payment of administrative expenses, short-term interest expense and expenditures relating to damage caused by a hail storm at the Westwood Village Apartments and snow damage incurred at the Spring Creek Apartments. The Partnership expects to be reimbursed by its insurance carrier for the costs of the damage. The Partnership received cash of approximately $57,145,000 from its investing activities relating to the sales of the La Contenta, Meadow Creek, Ridgetree - Phase II, Rosehill Pointe and Seabrook apartment complexes. The Partnership used cash to fund its financing activities which consisted of the payment of a distribution totaling approximately $4,178,000 to the Limited Partners, the repayment of the $8,385,555 loan from the General Partner, the repayment of mortgage notes payable of approximately $40,465,000, the payment of prepayment penalties of approximately $172,000 related to two property sales, principal payments on mortgage notes payable of approximately $414,000 and distributions to joint venture partners of approximately $1,753,000. The Partnership also made a special distribution to Limited Partners from Net Cash Proceeds in October 1996 as described below.

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit or a significant deficit, each after consideration of debt service payments unless otherwise indicated. A deficit is considered to be significant if it exceeds $250,000 annually or 20% of the property's rental and service income. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures, which include debt service payments. During the nine months ended September 30, 1996 and 1995, the Park Colony and Westwood Village apartment complexes generated positive cash flow. The Spring Creek Apartments, which had generated a marginal cash flow deficit during the nine months ended September 30, 1995, generated positive cash flow during the same period in 1996 as a result of higher rental income. In addition, the Meadow Creek and Rosehill Pointe apartment complexes, which were sold in May and June 1996, respectively, generated positive cash flow during 1995 and prior to their sales in 1996. The Seabrook and Ridgetree - Phase II apartment complexes, which were sold in February and June 1996, respectively, generated marginal cash flow deficits during 1995 and prior to their sales in 1996. The La Contenta Apartments, which was sold in April 1996, generated positive cash flow during 1995 and a marginal cash flow deficit prior to its sale in 1996. As of September 30, 1996, occupancy rates of the Partnership's remaining properties ranged from 93% to 97%.

The General Partner continues to pursue a number of actions aimed at improving the cash flow of the Partnership's remaining properties, including improving property operating performance, and seeking rent increases where market conditions allow.

The General Partner believes that the market for multifamily housing properties is favorable to sellers of these properties and has accelerated the Partnership's liquidation strategy. During 1996, the Partnership sold the La Contenta, Meadow Creek, Ridgetree - Phase II, Rosehill Pointe and Seabrook apartment complexes. Currently, the Partnership has entered into a contract to sell the Westwood Village Apartments for $9,000,000. Additionally, the Partnership is actively marketing the Park Colony Apartments. The Partnership expects to sell the remaining two properties during 1997.

The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees stemming from litigation involving the Partnership. In the absence of any such contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency exists, reserves may be held by the Partnership for a longer period of time.

The Seabrook Apartments was owned by a joint venture consisting of the Partnership and two affiliates. In February 1996, the joint venture sold the property in an all cash sale for $5,915,000. From the proceeds of the sale, the joint venture paid $5,081,898 to the third party mortgage holder in full satisfaction of the first mortgage loan, and paid $190,517 in selling costs. The net proceeds of the sale were $642,585, of which $538,815 was the Partnership's share. Pursuant to the terms of the sale, the joint venture was required to holdback $250,000 of the proceeds until August 1996. The full amount of the holdback was released in August 1996. The remainder of the proceeds received by the Partnership were used to repay a portion of the General Partner loan. See Note 4 of Notes to Financial Statements for additional information.

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

In June 1996, the Partnership sold the Ridgetree Apartments - Phase II in an all cash sale for $9,200,000. From the proceeds of the sale, the Partnership paid $7,798,124 to the third party mortgage holder in full satisfaction of the first and second mortgage loans, and paid $107,000 in selling costs. Pursuant to the terms of the sale, the Partnership was required to holdback $500,000 of the proceeds until October 1996. The full amount of the holdback was released in October 1996. The remainder of the proceeds were distributed as special distributions to the Limited Partners in July and October 1996. See Note 4 of Notes to Financial Statements for additional information.

The Rosehill Pointe Apartments was owned by a joint venture consisting of the Partnership and an affiliate. In June 1996, the joint venture sold the property in an all cash sale for $20,700,000. From the proceeds of the sale, the joint venture paid $15,537,677 to the third party mortgage holders in full satisfaction of the first and second mortgage loans, and paid $170,250 in selling costs. The net proceeds of the sale were $4,992,073, of which $3,076,115 was the Partnership's share. Pursuant to the terms of the sale, the joint venture was required to holdback $500,000 of the proceeds until October 1996. The full amount of the holdback was released in October 1996. A portion of the remaining proceeds received by the Partnership were distributed as special distributions to the Limited Partners in July and October 1996, while the remainder has been retained for working capital purposes. See Note 4 of Notes to Financial Statements for additional information.

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

In October 1996, the Partnership paid $870,370 ($10 per Interest) to Limited Partners representing a special distribution of Net Cash Proceeds received in connection with the sales of the Ridgetree - Phase II and Rosehill Pointe apartment complexes. Including the October 1996 distribution, Limited Partners have received distributions of Net Cash Proceeds totaling $58 per $1,000 Interest, as well as certain tax benefits. The Partnership expects to continue making distributions from proceeds generated from future property sales, although there can be no assurance in this regard. The General Partner, however, does not anticipate that investors will recover a substantial portion of their original investment.

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

                     BALCOR REALTY INVESTORS 84-SERIES II,
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Maryland Limited Partnership)

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------

Proposed class action
----------------------

On August 30, 1996, a proposed class action complaint was filed, Lenore Klein vs. Lehman Brothers, Inc., et al., Superior Court of New Jersey, Law Division, Union County, Docket No. Unn-L-5162-96). The Partnership, additional limited partnerships which were sponsored by The Balcor Company (together with the Partnership, the "Affiliated Partnerships"), American Express Company, Lehman Brothers, Inc., additional limited partnerships sponsored by the predecessor of Lehman Brothers, Inc. (together with the Partnership and the Affiliated Partnerships, the "Defendant Partnerships") and Smith Barney Holdings, Inc. are the named defendants in the action. The complaint was amended on October 18, 1996 to add additional plaintiffs. The amended complaint alleges, among other things, common law fraud and deceit, negligent misrepresentation, breach of contract, breach of fiduciary duty and violation of certain New Jersey statutes relating to the disclosure of information in the offering of limited partnership interests in the Defendant Partnerships. The amended complaint seeks judgment for compensatory damages equal to the amount invested in the Defendant Partnerships by the proposed class plus interest accrued thereon; general damages for injuries arising from the defendants' actions; punitive damage; equitable relief, including rescission, on certain counts; punitive damages; treble damages on certain counts; recovery from the defendants of all profits received by them as a result of their actions relating to the Defendant Partnerships; attorneys' fees and other costs.

The defendants intend to vigorously contest this action. No class has been certified as of this date. Management of each of the defendants believes they have meritorious defenses to contest the claims. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the Partnership.

Item 5.  Other Information
--------------------------

Westwood Village Apartments
---------------------------

As previously reported, the Partnership contracted to sell Westwood Village Apartments, Irving, Texas, to an unaffiliated party, Alliance Holdings, L.L.C., an Illinois limited liability company, for a sale price of $9,000,000. The Partnership and the purchaser have agreed to extend the closing date from November 1, 1996 to December 30, 1996. The purchaser has deposited an additional $75,000 as earnest money, which amount is non-refundable except in the event of a Partnership default under the agreement of sale, for a total of $165,000.

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

(10) (a) (i) Agreement of Sale and attachment thereto relating to the sale of Ridgetree Apartments, Phase II, previously filed as Exhibit 2(a) to the Registrant's Current Report on Form 8-K dated April 23, 1996, are incorporated herein by reference.

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

(b) Agreement of Sale and attachment thereto relating to the sale of Rosehill Pointe Apartments, previously filed as Exhibit 2(b) to the Registrant's Current Report on Form 8-K dated April 23, 1996, are incorporated herein by reference.

(c)(i) Agreement of Sale and attachment thereto relating to the sale of Westwood Village Apartments, previously filed as Exhibit (2) to the Registrant's Current Report on Form 8-K dated September 4, 1996, are incorporated herein by reference.

(ii) Modification Agreement relating to the sale of Westwood Village Apartments is attached hereto.

(iii) Letter Agreement relating to the sale of Westwood Village Apartments is attached hereto.

(27) Financial Data Schedule of the Registrant for the nine month period ended September 30, 1996 is attached hereto.

(b) Reports on Form 8-K: A Current Report on Form 8-K dated September 4, 1996 was filed reporting the contract to sell the Westwood Village Apartments in Irving, Texas.

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



                            By:  /s/ Jayne A. Kosik
                                ---------------------------------
                                Jayne A. Kosik
                                Vice President, and Chief
                                Financial Officer (Principal Accounting
                                Officer) of Balcor Partners-84
                                II, Inc., the General Partner



Date:  November 12, 1996
      ---------------------------