Form 10-K
period 1996-12-31
BALCOR REALTY INVESTORS 84 SERIES II
filed 1997-03-28
CIK 740582

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1996
                          -----------------
                                      OR

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

The Registrant utilized the net offering proceeds to acquire fourteen real property investments. The Registrant has since disposed of twelve of these properties. As of December 31, 1996, the Registrant owned the two properties described under "Item 2. Properties." The Partnership Agreement provides that the proceeds of any sale or refinancing of the Registrant's properties will not be reinvested in new acquisitions.

The Registrant's properties are subject to certain competitive conditions in the markets in which they are located. See "Item 7. Liquidity and Capital Resources" for additional information.

Real estate values, especially good quality, well located property, increased significantly during 1996 due to a combination of readily available capital, low interest rates, and decreased vacancy rates resulting from steady demand and an acceptable level of new construction. While 1996 proved to be an excellent year to sell real estate, projected yields by buyers on new acquisitions have declined significantly due to competition and rising prices. Although there will be variances by asset class and geographic area, the investment climate is expected to remain strong for 1997. However, values could begin to level off as they approach replacement cost, triggering new construction and an increase in capitalization rates.

The investment market for apartments was excellent during 1996 due to a number of factors. Investor interest was strong, driven primarily by institutions, as Real Estate Investment Trusts aggressively expanded their portfolios and pension funds viewed apartments as an attractive asset class due to their perceived low volatility and the emergence of large professional management companies. Operationally, existing apartment properties registered on a national basis occupancy in the mid 90's and rental rate increases of 3-4% in 1996. While above the rate of inflation, the rate of rental growth in 1996 was below that of the previous two years suggesting that the apartment cycle may have plateaued, especially as the impact of new construction in many areas is being felt. While 1997 is projected to be another solid year, values should begin to level off as capitalization rates move upward continuing a trend which began during the second half of 1996.

During 1996, the Registrant sold six properties in all cash sales for a total of $67,215,000. In addition, the Registrant is actively marketing its remaining two properties for sale. See "Item 7. Liquidity and Capital Resources" for additional information. The timing of the termination of the Registrant and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. The Registrant retained a portion of the cash to satisfy obligations of the Registrant as well as establish a reserve for contingencies. Such contingencies may include legal and other fees stemming from litigation involving the Registrant including, but not limited to the lawsuits discussed in "Item 3. Legal Proceedings." In the absence of any contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency continues to exist or arises, reserves may be held by the Registrant for a longer period of time.

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

Other Information
-----------------

Westwood Village Apartments
---------------------------

As previously reported, on September 4, 1996, the Registrant contracted to sell Westwood Village Apartments, to an unaffiliated party, Alliance Holdings, L.L.C., an Illinois limited liability company, for a sale price of $9,000,000. The purchaser assigned its rights under the agreement of sale to one of its affiliates, Affiliate OG Portfolio L.P., and the sale closed on November 14, 1996. From the proceeds of the sale, the Registrant repaid the outstanding balances of the first and second mortgage loans of $6,792,853 and $150,996, respectively, and paid $180,000 to an unaffiliated party as a brokerage commission, $90,000 to an affiliate of the third party providing property management services for the property as a fee for services rendered in connection with the sale of the property and $36,095 in closing costs. The Registrant received the remaining proceeds of approximately $1,750,000.

Item 2. Properties
------------------
As of December 31, 1996, the Registrant owns the two properties described below, both of which are owned in fee simple:

Location                     Description of Property
--------                     -----------------------
Gwinnett County, Georgia     Park Colony Apartments: a 352-unit apartment
                             complex located on approximately 29 acres.

Columbus, Ohio               Spring Creek Apartments: a 288-unit apartment
                             complex located on approximately 19 acres.


Each of the above properties is held subject to various mortgage loans and other forms of financing, as described in more detail in Note 5 of Notes to Financial Statements.

The average occupancy rates and effective average rent per unit for each of the last five years for the two properties owned by the Registrant at December 31, 1996, are described below:

                      1996         1995        1994       1993         1992
                  ------------ -----------  ---------- ----------- -----------

Park Colony
  Occupancy rate       96%          97%         96%        97%          98%
  Effective rent      $631         $618        $586       $540         $497

Spring Creek
  Occupancy rate       97%          93%         96%        96%          97%
  Effective rent      $539         $500        $510       $517         $493

Apartment units in the above properties are rented with leases of one year or less, with no tenant occupying greater than ten percent of the property. Real estate taxes incurred in 1996 for the above properties totaled $330,482.

The Federal tax basis of the Registrant's properties totaled $18,846,756 as of December 31, 1996. For Federal income tax purposes, the acquisition costs of the properties are depreciated over useful lives of 15 years, using the ACRS method. Other minor assets are depreciated over their applicable recovery periods.

In the opinion of the General Partner, the Registrant has provided for adequate insurance coverage for its real estate investment properties.

See Notes to Financial Statements for other information regarding real property investments.

Item 3. Legal Proceedings
-------------------------

Proposed Class Action
---------------------

On February 29, 1996, a proposed class action complaint was filed, Raymond Masri vs. Lehman Brothers, Inc., et al., Case No. 96/103727 (Supreme Court of the State of New York, County of New York). The Registrant, additional limited partnerships which were sponsored by The Balcor Company, three limited partnerships sponsored by the predecessor of Lehman Brothers, Inc. (together with the Registrant and the affiliated partnerships, the "Defendant Partnerships"), Lehman Brothers, Inc. and Smith Barney Holdings, Inc. are defendants. The complaint alleges, among other things, common law fraud and deceit, negligent misrepresentation and breach of fiduciary duty relating to the disclosure of information in the offering of limited partnership interests in the Defendant Partnerships. The complaint seeks judgment for compensatory damages equal to the amount invested in the Defendant Partnerships by the proposed class plus interest accrued thereon; general damages for injuries arising from the defendants' alleged actions; recovery from the defendants of all profits received by them as a result of their alleged actions relating to the Defendant Partnerships; exemplary damages; attorneys' fees and other costs.

The defendants intend to vigorously contest this action. No class has been certified as of this date. The Registrant believes it has meritorious defenses to contest the claims. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the Registrant.

Proposed Class Action
---------------------

On August 30, 1996, a proposed class action complaint was filed, Lenore Klein vs. Lehman Brothers, Inc., et al., Superior Court of New Jersey, Law Division, Union County, Docket No. Unn-L-5162-96). The Registrant, additional limited partnerships which were sponsored by The Balcor Company (together with the Partnership, the "Affiliated Partnerships"), American Express Company, Lehman Brothers, Inc., additional limited partnerships sponsored by the predecessor of Lehman Brothers, Inc. (together with the Registrant and the Affiliated Partnerships, the "Defendant Partnerships") and Smith Barney Holdings, Inc. are the named defendants in the action. The complaint was amended on October 18, 1996 to add additional plaintiffs. The amended complaint alleges, among other things, common law fraud and deceit, negligent misrepresentation, breach of contract, breach of fiduciary duty and violation of certain New Jersey statutes relating to the disclosure of information in the offering of limited partnership interests in the Defendant Partnerships. The amended complaint seeks judgment for compensatory damages equal to the amount invested in the Defendant Partnerships by the proposed class plus interest; general damages for injuries arising from the defendants' alleged actions; equitable relief, including rescission, on certain counts; punitive damages; treble damages on certain counts; recovery from the defendants of all profits received by them as a result of their alleged actions relating to the Defendant Partnerships; attorneys' fees and other costs.

The defendants intend to vigorously contest this action. No class has been certified as of this date. The Registrant believes it has meritorious defenses to contest the claims. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the Registrant.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

No matters were submitted to a vote of the Limited Partners of the Registrant during 1996.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
-------------------------------------------------------------------------
Matters
-------

There has not been an established public market for Limited Partnership Interests and it is not anticipated that one will develop. For information regarding distributions, see "Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations - Liquidity and Capital Resources."

As of December 31, 1996, the number of record holders of Limited Partnership Interests of the Registrant was 8,444.

Item 6. Selected Financial Data
-------------------------------

                                    Year ended December 31,
                  ------------------------------------------------------------
                      1996         1995        1994       1993         1992
                  ------------ -----------  ---------- ----------- -----------

Total income        $9,561,969 $15,677,369 $17,020,543 $17,984,872 $21,928,782
Loss before
  gains on sales
  of assets and
  extraordinary
  items             (4,663,565) (1,414,559) (3,313,544) (3,371,970) (5,099,275)
Net income (loss)   22,488,661  (1,414,559)  2,454,938   9,901,817  (5,099,275)
Net income (loss)
  per Limited Part-
  nership Interest      255.80      (16.09)      27.92      112.63      (58.00)
Total assets        15,614,734  54,412,115  56,636,602  73,333,165  100,416,387
Mortgage notes
  payable           17,211,741  65,239,773  65,971,823  84,130,907  120,086,011
Distributions per
  Limited Partner-
  ship Interest (A)      58.00       None         None        None         None

(A) This amount represents a distribution of original capital of $58.00 per Limited Partnership Interest.

Item 7. Management's Discussion and Analysis of Financial Condition and
-----------------------------------------------------------------------
Results of Operations
---------------------

Operations
----------

Summary of Operations
---------------------

Balcor Realty Investors 84 - Series II, A Real Estate Limited Partnership (the "Partnership") sold six properties during 1996. As a result of the gains recognized on these sales, the Partnership generated net income during 1996 as compared to a net loss during 1995. During 1994, the Partnership sold two properties and recognized an extraordinary gain on forgiveness of debt relating to the repayment of the mortgage notes in connection with the sales. The gains related to these events resulted in the Partnership recognizing net income during 1994 as compared to a net loss during 1995. Further discussion of the Partnership's operations are summarized below.

1996 Compared to 1995
---------------------

The Partnership sold the La Contenta, Meadow Creek, Ridgetree - Phase II, Rosehill Pointe, Seabrook and Westwood Village apartment complexes during 1996. As a result, rental and service income decreased by approximately $6,480,000 during 1996 as compared to 1995. This decrease was partially offset by increases of approximately $298,000 in rental and service income due to increased rental rates at the Partnership's two remaining properties.

Proceeds received in connection with the property sales were invested in short-term investments prior to their distribution to Limited Partners in July and October 1996. As a result, interest income on short-term investments increased during 1996 as compared to 1995.

As a result of the six sales in 1996, interest expense on mortgage notes payable decreased during 1996 as compared to 1995.

Due to the repayment in full of the short-term loan from an affiliate during June 1996 with proceeds from the sales of the Seabrook, La Contenta and Meadow Creek apartment complexes, interest expense on short-term loans from an affiliate decreased during 1996 as compared to 1995.

Depreciation expense decreased during 1996 as compared to 1995 due to the 1996 property sales.

Amortization expense decreased during 1996 as compared to 1995 due to the 1996 property sales.

As a result of the 1996 property sales, property operating expense decreased by approximately $1,913,000 during 1996 as compared to 1995. This decrease was partially offset by an increase of approximately $277,000 related to painting and structural repairs at Westwood Village Apartments, prior to its sale in November 1996.

Real estate tax expense decreased during 1996 as compared to 1995 due to the 1996 property sales.

Property management fees decreased during 1996 compared to 1995 due to the property sales during 1996.

Administrative expense increased during 1996 as compared to 1995 primarily due to higher consulting fees of approximately $122,000. This increase was partially offset by lower legal fees of approximately $54,000.

For financial statement purposes, the Partnership recognized gains of $27,237,296 during 1996 in connection with the six property sales.

The gains recognized in connection with the sales of the Rosehill Pointe and Seabrook apartment complexes resulted in the recognition of affiliates' participation in income from joint ventures during 1996 as compared to affiliates' participation in loss from joint ventures during 1995.

As a result of the sale of the Westwood Village Apartments, the Partnership recognized an extraordinary gain on forgiveness of debt of $182,585.

In connection with the sales during 1996, the Partnership wrote off the remaining unamortized deferred financing fees in the amount of $232,868. In addition, the Partnership paid prepayment penalties relating to the La Contenta and Meadow Creek apartment complexes mortgage loan repayments of $171,661. Together, these amounts were recognized as an extraordinary item and classified as debt extinguishment expense of $404,529, of which $20,945 represents the Rosehill Pointe Apartments affiliate's share.

1995 Compared to 1994
---------------------

The Partnership sold the Ridgepoint Green and Ridgepoint Way apartment complexes in August 1994 which resulted in a decrease in rental and service income of approximately $2,199,000 during 1995 as compared to 1994. Increased rental and service income at seven of the Partnership's eight remaining properties during 1995 partially offset the decrease in rental and service income by approximately $895,000.

As a result of higher average interest rates earned on short-term investments, interest income on short-term investments increased during 1995 as compared to 1994.

As a result of the two property sales during 1994, interest on mortgage notes payable decreased during 1995 as compared to 1994.

Due to higher average short-term loan balances payable to an affiliate and higher average interest rates in 1995, interest expense on short-term loans from an affiliate increased during 1995 as compared to 1994.

Depreciation expense decreased during 1995 as compared to 1994 due to the sales of the Ridgepoint Green and Ridgepoint Way apartment complexes.

Amortization expense decreased during 1995 compared to 1994 primarily due to the sales during 1994.

Property operating expenses decreased in 1995 as compared to 1994 primarily due to the 1994 property sales discussed above. Also contributing to the decrease was the high level of maintenance and repair expense incurred during 1994, which included exterior painting, wood siding replacement and the replacement of floor coverings at the Meadow Creek and Seabrook apartment complexes.

Real estate tax expense decreased during 1995 when compared to 1994 due to the 1994 property sales.

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

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership as of December 31, 1996, increased by approximately $1,607,000 when compared to December 31, 1995. The Partnership used cash of approximately $826,000 to fund its operating activities. The revenue generated by the Partnership's properties was offset by the payment of administrative expenses, short-term interest expense, loan prepayment penalties and expenditures relating to damage caused by a hail storm at the Westwood Village Apartments and fire damage incurred at the Spring Creek Apartments. The Partnership expects to be reimbursed by its insurance carrier for the cost of the damage to these properties, less deductibles. The Partnership received cash of approximately $65,839,000 from its investing activities relating to proceeds received, net of closing costs, from the sales of the La Contenta, Meadow Creek, Ridgetree - Phase II, Rosehill Pointe, Seabrook and Westwood Village apartment complexes. The Partnership used cash to fund its financing activities which consisted of the payment of distributions totaling approximately $5,048,000 to the Limited Partners, the repayment of the $8,385,555 loan from the General Partner, the repayment of mortgage notes payable of approximately $47,408,000, principal payments on mortgage notes payable of approximately $620,000 and distributions to joint venture partners of approximately $1,945,000. The Partnership made a special distribution to the Limited Partners in January 1997 from the proceeds received in connection with the Westwood Village Apartments sale.

In 1996, the Partnership repaid the General Partner loan, which had an outstanding balance of $8,385,555 at December 31, 1995, primarily with proceeds from the sale of the La Contenta, Meadow Creek, and Seabrook apartment complexes.

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit or a significant deficit, each after consideration of debt service payments unless otherwise indicated. A deficit is considered to be significant if it exceeds $250,000 annually or 20% of the property's rental and service income. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures, which include debt service payments. During 1996 and 1995, the Partnership's two remaining properties generated positive cash flow. The La Contenta, Ridgetree - Phase II and Westwood Village apartment complexes, which were sold in April, June and November 1996, respectively, generated positive cash flow during 1995, and marginal cash flow deficits prior to their sales in 1996. In addition, the Meadow Creek and Rosehill Pointe apartment complexes, which were sold in May and June 1996, respectively, generated positive cash flow in 1995 and prior to their sales in 1996. The Seabrook Apartments, which was sold in February 1996, generated a marginal cash flow deficit during 1995 and prior to its sale in 1996. As of December 31, 1996, the occupancy rates of Park Colony and Spring Creek apartment complexes were 97% and 96%, respectively.

Park Colony Apartments is located in Norcross, Georgia, a northeast (Gwinnett County) suburb of Atlanta. Norcross has a diverse apartment market, catering to a wide range of apartment dwellers. Park Colony Apartments falls in the middle of this range. Average occupancy in 1996 was 96%; sub-market occupancy for similar product type was 95%. Approximately 25,000 new multi-family units were added to Atlanta's apartment inventory during 1995 and 1996. While this heavy supply of new product is being absorbed by apartment dwellers due to Atlanta's continued rapid growth in population and employment, growth in rental rates has slowed significantly.

Spring Creek Apartments is located in Columbus, Ohio, in the northeast sub-market. This area has a diverse apartment market, catering to a wide range of apartment dwellers. Spring Creek Apartments' pricing positions it toward the upper end of the market, falling below new construction only. Approximately 800 new units were completed in the vicinity of Spring Creek Apartments in 1996. The new multi-family construction has not had a negative impact on Spring Creek Apartments' occupancy or rental rates. In 1996, the property's average occupancy was 97%; the northeast sub-market's occupancy was 94%.

During 1996, the Partnership sold the La Contenta, Meadow Creek, Ridgetree - Phase II, Rosehill Pointe, Seabrook and Westwood Village apartment complexes. Additionally, the Partnership is actively marketing the two remaining properties for sale. The Partnership expects to sell the remaining two properties during 1997. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. The Partnership has retained a portion of the cash to satisfy obligations of the Partnership as well as establish a reserve for contingencies. Such contingencies may include legal and other fees stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed in "Item 3. Legal Proceedings." In the absence of any such contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency exists, reserves may be held by the Partnership for a longer period of time.

The Seabrook Apartments was owned by a joint venture consisting of the Partnership and two affiliates. In February 1996, the joint venture sold the property in an all cash sale for $5,915,000. From the proceeds of the sale, the joint venture paid $5,081,898 to the third party mortgage holder in full satisfaction of the first mortgage loan, and paid $190,517 in selling costs. The net proceeds of the sale were $642,585, of which $538,815 was the Partnership's share. Pursuant to the terms of the sale, the joint venture was required to retain $250,000 of the proceeds until August 1996. The full amount of the holdback was released in August 1996. The proceeds received by the Partnership were used to repay a portion of the General Partner loan. See Note 11 of Notes to Financial Statements for additional information.

In April 1996, the Partnership sold the La Contenta Apartments in an all cash sale for $11,300,000. From the proceeds of the sale, the Partnership paid $6,970,559 to the third party mortgage holder in full satisfaction of the first mortgage loan, paid $236,400 in selling costs and paid $69,765 of prepayment penalties. The remainder of the proceeds were used to repay a portion of the General Partner loan. See Note 11 of Notes to Financial Statements for additional information.

In May 1996, the Partnership sold the Meadow Creek Apartments in an all cash sale for $11,100,000. From the proceeds of the sale, the Partnership paid $5,076,321 to the third party mortgage holder in full satisfaction of the first mortgage loan, paid $365,650 in selling costs and paid $101,896 of prepayment penalties. The remainder of the proceeds were used to repay the remaining balance of the General Partner loan and to make a special distribution to the Limited Partners in July 1996. See Note 11 of Notes to Financial Statements for additional information.

In June 1996, the Partnership sold the Ridgetree Apartments - Phase II in an all cash sale for $9,200,000. From the proceeds of the sale, the Partnership paid $7,798,124 to the third party mortgage holder in full satisfaction of the first and second mortgage loans, and paid $107,000 in selling costs. Pursuant to the terms of the sale, the Partnership was required to retain $500,000 of the proceeds until October 1996. The full amount of the holdback was released in October 1996. The remainder of the proceeds were distributed as special distributions to the Limited Partners in July and October 1996. See Note 11 of Notes to Financial Statements for additional information.

The Rosehill Pointe Apartments was owned by a joint venture consisting of the Partnership and an affiliate. In June 1996, the joint venture sold the property in an all cash sale for $20,700,000. From the proceeds of the sale, the joint venture paid $15,537,677 to the third party mortgage holders in full satisfaction of the first and second mortgage loans, and paid $170,250 in selling costs. The net proceeds of the sale were $4,992,073, of which $3,076,115 was the Partnership's share. Pursuant to the terms of the sale, the joint venture was required to retain $500,000 of the proceeds until October 1996. The full amount of the holdback was released in October 1996. The remaining proceeds received by the Partnership were distributed as special distributions to the Limited Partners in July and October 1996. See Note 11 of Notes to Financial Statements for additional information.

In November 1996, the Partnership sold the Westwood Village Apartments in an all cash sale for $9,000,000. From the proceeds of the sale, the Partnership repaid the outstanding balances of the first and second mortgage loans of $6,792,853 and $150,996, respectively, and paid $306,095 in selling costs. A portion of the available proceeds received by the Partnership were distributed as a special distribution to the Limited Partners in January 1997, while the remainder has been retained for working capital purposes. See Note 11 of Notes to Financial Statements for additional information.

Both of the Partnership's two remaining properties are owned through the use of third-party mortgage loan financing and, therefore, the Partnership is subject to the financial obligations required by such loans. As a result of the General Partner's efforts to refinance certain of the existing loans with new lenders, the Partnership has no third-party, first mortgage financing which matures prior to January 1999.

In January 1997, the Partnership paid $870,370 ($10 per Interest) to Limited Partners representing a special distribution comprised primarily of Net Cash Proceeds received in connection with the sale of the Westwood Village Apartments. The Partnership commenced distributions in July of 1996. The General Partner made two distributions totaling $58 per Interest during 1996 from Net Cash Proceeds. Including the January 1997 distribution, Limited Partners have received distributions of Net Cash Proceeds totaling $68 per $1,000 Interest, as well as certain tax benefits. The Partnership expects to make distributions from available proceeds received from the remaining two properties being marketed for sale, although there can be no assurance in this regard. In light of results to date, the General Partner does not anticipate that investors will recover a substantial portion of their original investment.

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

Certain statements in this Form 10-K constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may include projections of revenues, income or losses, capital expenditures, plans for future operations, financing plans or requirements, and plans relating to properties of the Partnership, as well as assumptions relating to the foregoing.

The forward-looking statements made by the Partnership are subject to known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to differ materially from any future results, performance or achievements expressed or implied by the forward-looking statements.

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------
See Index to Financial Statements and Schedule in this Form 10-K.

The supplemental financial information specified by Item 302 of Regulation S-K is not applicable.

The net effect of the differences between the financial statements and the tax returns is summarized as follows:

                        December 31, 1996          December 31, 1995
                    -------------------------  -------------------------
                     Financial        Tax       Financial        Tax
                     Statements     Returns    Statements      Returns
                     ----------    ---------   ----------     ---------

Total assets        $15,614,734  $19,655,348   $54,412,115  $38,289,522
Partners' capital
 (deficit) accounts:
  General Partner      (727,234)  (7,112,470)     (952,121) (11,388,533)
  Limited Partners   (1,343,455)   4,278,421   (18,559,083) (20,172,629)
Net income (loss):
  General Partner       224,887    4,276,063       (14,146)    (205,356)
  Limited Partners   22,263,774   29,499,196    (1,400,413)  (2,020,683)
  Per Limited Part-
    nership Interest     255.80       338.93        (16.09)      (23.22)

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

                                   PART III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

(a) The Registrant does not have a Board of Directors; however, Balcor Partners-84 II, Inc., the General Partner, does have a Board of Directors which consists of Thomas E. Meador and James E. Mendelson. The term of office as a director of the General Partner is one year. Directors are elected at the annual meeting of shareholders.

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

(b, c & e) The names, ages and business experiences of the executive officers, directors and significant employees of the General Partner of the Registrant are as follows:


         TITLE                               OFFICERS

Chairman, President and Chief           Thomas E. Meador
   Executive Officer
Senior Vice President                   Alexander J. Darragh
Senior Vice President                   James E. Mendelson
Senior Vice President                   John K. Powell, Jr.
Managing Director, Chief                Jayne A. Kosik
   Financial Officer, Treasurer
   and Assistant Secretary


Thomas E. Meador (age 49) joined Balcor in July 1979. He is Chairman, President and Chief Executive Officer and has responsibility for all ongoing day-to-day activities at Balcor. He is a Director of The Balcor Company. He is also Senior Vice President of American Express Company and is responsible for its real estate operations worldwide. Prior to joining Balcor, Mr. Meador was employed at the Harris Trust and Savings Bank in the commercial real estate division where he was involved in various lending activities. Mr. Meador received his M.B.A. degree from the Indiana University Graduate School of Business.

Alexander J. Darragh (age 42) joined Balcor in September 1988 and is responsible for due diligence analysis and real estate advisory services for Balcor and American Express Company. He also has supervisory responsibility for Balcor's environmental matters. Mr. Darragh received masters' degrees in Urban Geography from Queen's University and in Urban Planning from Northwestern University.

James E. Mendelson (age 34) joined Balcor in July 1984 and is responsible for Balcor's property sales activities. He also has supervisory responsibility for Balcor's accounting, financial, treasury, investor services and investment administration functions. From 1989 to 1995, Mr. Mendelson was Vice President - Transaction Management and Vice President - Senior Transaction Manager and had responsibility for various asset management matters relating to real estate investments made by Balcor, including negotiations for the restructuring of mortgage loan investments. Mr. Mendelson received his M.B.A. degree from the University of Chicago.

John K. Powell, Jr. (age 46) joined Balcor in September 1985 and is responsible for portfolio and asset management matters relating to Balcor's partnerships. Mr. Powell also has supervisory responsibility for Balcor's risk management function. He received a Master of Planning degree from the University of Virginia. Mr. Powell has been designated a Certified Real Estate Financier by the National Society for Real Estate Finance and is a full member of the Urban Land Institute.

Jayne A. Kosik (age 39) joined Balcor in August 1982 and, as Chief Financial Officer, is responsible for Balcor's financial, human resources and treasury functions. From June 1989 until October 1996, Ms. Kosik had supervisory responsibility for accounting functions relating to Balcor's public and private partnerships. She is also Treasurer and a Managing Director of The Balcor Company. Ms. Kosik is a Certified Public Accountant.

(d) There is no family relationship between any of the foregoing officers or directors.

(f) None of the foregoing officers, directors or employees are currently involved in any material legal proceedings nor were any such proceedings terminated during the fourth quarter of 1996.

Item 11. Executive Compensation
-------------------------------

The Registrant paid $1,698 in 1996 with respect to one of the executive officers and directors of Balcor Partners-84 II, Inc., the General Partner. The Registrant has not paid and does not propose to pay any remuneration to the remaining executive officers and directors of the General Partner. Certain of the remaining officers receive compensation from The Balcor Company but not from the Registrant for services performed for various affiliated entities, which may include services performed for the Registrant. However, the General Partner believes that any such compensation attributable to services performed for the Registrant is immaterial to the Registrant. See Note 10 of Notes to Financial Statements for the information relating to transactions with affiliates.

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


Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

(a & b) See Note 4 of Notes to Financial Statements for information relating to the Partnership Agreement and the allocation of distributions and profits and losses.

See Note 10 of Notes to Financial Statements for additional information relating to transactions with affiliates.

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

(4) Form of Subscription Agreement and Power of Attorney set forth as
Exhibit 4.1 to Amendment No. 2 of the Registrant's Registration Statement on Form S-11 dated July 6, 1984 (Registration No. 2-89319), and Form of Confirmation regarding Interests in the Registrant set forth as Exhibit 4.2 to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1992 are incorporated herein by reference.

(10) Material Contracts:

(10)(a)(i) Agreement of Sale and attachment thereto relating to the sale of Ridgetree Apartments, Phase II, previously filed as Exhibit 2(a) to the Registrant's Current Report on Form 8-K dated April 23, 1996, are incorporated herein by reference.

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

(ii) Modification Agreement relating to the sale of Westwood Village Apartments, previously filed as Exhibit (10)(c)(ii) to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1996 is incorporated herein by reference.

(iii) Letter Agreement relating to the sale of Westwood Village Apartments, previously filed as Exhibit (10)(c)(iii) to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1996 is incorporated herein by reference.

(27) Financial Data Schedule of the Registrant for 1996 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended December 31, 1996.

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

                         BALCOR REALTY INVESTORS 84-SERIES II,
                         A REAL ESTATE LIMITED PARTNERSHIP


                         By:  /s/ Jayne A. Kosik
                             ------------------------
                             Jayne A. Kosik
                             Managing Director and Chief
                             Financial Officer (Principal
                             Accounting Officer) of Balcor
                             Partners-84 II, Inc., the General
                             Partner

Date:  March 28, 1997
      ------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                     Title                       Date
----------------------   ---------------------------------   --------------
                         President, Chief Executive Officer
                         (Principal Executive Officer) and
                         Director of Balcor Partners-84 II,
/s/ Thomas E. Meador     Inc., the General Partner           March 28, 1997
----------------------                                      --------------
  Thomas E. Meador


                         Senior Vice President and Director
/s/ James E. Mendelson   of Balcor Partners-84 II, Inc.      March 28, 1997
----------------------                                      --------------
  James E. Mendelson

                         Managing Director and Chief
                         Financial Officer (Principal
                         Accounting Officer)
                         of Balcor Partners-84 II, Inc.,
/s/ Jayne A. Kosik       the General Partner                 March 28, 1997
----------------------                                      --------------
   Jayne A. Kosik

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE


Report of Independent Accountants

Financial Statements:

Balance Sheets, December 31, 1996 and 1995

Statements of Partners' Deficit, for the years ended December 31, 1996, 1995 and 1994

Statements of Income and Expenses, for the years ended December 31, 1996, 1995 and 1994

Statements of Cash Flows, for the years ended December 31, 1996, 1995 and 1994

Notes to Financial Statements

Financial Statement Schedule:

III - Real Estate and Accumulated Depreciation, as of December 31, 1996

Financial Statement Schedules, other than that listed, are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of
Balcor Realty Investors 84-Series II, A Real Estate Limited Partnership

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Balcor Realty Investors 84-Series II, A Real Estate Limited Partnership at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

As described in Note 2 to the financial statements, the Partnership Agreement provides for the dissolution of the Partnership upon the disposition of all its real estate interests. The Partnership is presently marketing for sale its remaining real estate assets. Upon disposition of its remaining real estate assets and resolution of the litigation described in Note 14 to the financial statements, the Partnership intends to cease operations and dissolve.


                                   /s/ Coopers & Lybrand L.L.P.

                                   COOPERS & LYBRAND L.L.P.


Chicago, Illinois
March 26, 1997

                     BALCOR REALTY INVESTORS 84-SERIES II,
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Maryland Limited Partnership)

                                BALANCE SHEETS
                          December 31, 1996 and 1995

                                    ASSETS

                                                  1996            1995
                                            --------------  --------------
Cash and cash equivalents                   $   2,025,727   $     419,227
Escrow deposits                                   634,200       1,158,746
Accounts and accrued interest receivable          648,039         189,252
Prepaid expenses                                   44,776         159,160
Deferred expenses, net of accumulated
  amortization of $187,891 in 1996 and
  $763,343 in 1995                                200,423         565,727
                                            --------------  --------------
                                                3,553,165       2,492,112
                                            --------------  --------------
Investment in real estate:
  Land                                          2,714,509      11,076,389
  Buildings and improvements                   17,638,625      71,945,955
                                            --------------  --------------
                                               20,353,134      83,022,344
  Less accumulated depreciation                 8,291,565      31,102,341
                                            --------------  --------------
Investment in real estate, net of
  accumulated depreciation                     12,061,569      51,920,003
                                            --------------  --------------
                                            $  15,614,734   $  54,412,115
                                            ==============  ==============

                       LIABILITIES AND PARTNERS' DEFICIT

Loans payable - affiliate                                   $   8,385,555
Accounts payable                            $      66,808         141,388
Due to affiliates                                 134,062         126,650
Accrued liabilities, principally interest
  and real estate taxes                           147,601       1,078,917
Security deposits                                 125,211         273,669
Mortgage notes payable                         17,211,741      65,239,773
                                            --------------  --------------
    Total liabilities                          17,685,423      75,245,952
                                            --------------  --------------
Affiliates participation in joint ventures                     (1,322,633)
                                                            --------------

                     BALCOR REALTY INVESTORS 84-SERIES II,
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Maryland Limited Partnership)

                                BALANCE SHEETS
                          December 31, 1996 and 1995
                                  (Continued)

Commitments and contingencies

Limited Partners' deficit (87,037 Interests
  issued and outstanding)                      (1,343,455)    (18,559,083)

General Partner's deficit                        (727,234)       (952,121)
                                            --------------  --------------
    Total partners' deficit                    (2,070,689)    (19,511,204)
                                            --------------  --------------
                                            $  15,614,734   $  54,412,115
                                            ==============  ==============


The accompanying notes are an integral part of the financial statements.

                     BALCOR REALTY INVESTORS 84-SERIES II,
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Maryland Limited Partnership)

                        STATEMENTS OF PARTNERS' DEFICIT
             for the years ended December 31, 1996, 1995 and 1994


                                         Partners' Deficit Accounts
                                 -----------------------------------------
                                                  General       Limited
                                     Total        Partner     Partners (A)
                                 ------------- ------------- -------------

Balance at December 31, 1993     $(20,551,583) $   (962,524) $(19,589,059)

Net income for the year
  ended December 31, 1994           2,454,938        24,549     2,430,389
                                 ------------- ------------- -------------
Balance at December 31, 1994      (18,096,645)     (937,975)  (17,158,670)

Net loss for the year
  ended December 31, 1995          (1,414,559)      (14,146)   (1,400,413)
                                 ------------- ------------- -------------
Balance at December 31, 1995      (19,511,204)     (952,121)  (18,559,083)

Cash distributions to Limited
  Partners (B)                     (5,048,146)                 (5,048,146)

Net income for the year
  ended December 31, 1996          22,488,661       224,887    22,263,774
                                 ------------- ------------- -------------
Balance at December 31, 1996     $ (2,070,689) $   (727,234) $ (1,343,455)
                                 ============= ============= =============

  (A)  Includes a $95,000 investment by the General Partner.

  (B) Represents distributions paid in the third and fourth quarter of 1996 of $48.00 and $10.00, respectively, per Limited Partnership Interest.


The accompanying notes are an integral part of the financial statements.

                     BALCOR REALTY INVESTORS 84-SERIES II,
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Maryland Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1996, 1995 and 1994


                                      1996          1995         1994
                                 ------------- ------------- -------------
Income:
  Rental and service             $  9,440,232  $ 15,621,758  $ 16,985,963
  Interest on short-term
    investments                       121,737        55,611        34,580
                                 ------------- ------------- -------------
    Total income                    9,561,969    15,677,369    17,020,543
                                 ------------- ------------- -------------

Expenses:
  Interest on mortgage
    notes payable                   3,034,761     5,762,150     6,514,973
  Interest on short-term loans
    from an affiliate                 189,838       544,980       399,006
  Depreciation                      1,256,642     2,188,762     2,492,641
  Amortization of deferred
    expenses                          132,436       178,088       211,246
  Property operating                4,346,155     5,906,395     7,431,340
  Real estate taxes                   803,569     1,255,631     1,639,635
  Property management fees            449,136       768,357       850,097
  Administrative                      608,540       526,207       870,872
                                 ------------- ------------- -------------
    Total expenses                 10,821,077    17,130,570    20,409,810
                                 ------------- ------------- -------------
Loss before gain on sale of
  properties, participation
  in joint ventures and
  extraordinary items              (1,259,108)   (1,453,201)   (3,389,267)

Gain on sales of properties        27,237,296                   4,257,709

Affiliates' participation in
  (income) loss from joint
  ventures                         (3,288,528)       38,642        75,723
                                 ------------- ------------- -------------
Income (loss) before
  extraordinary items              22,689,660    (1,414,559)      944,165
                                 ------------- ------------- -------------

                     BALCOR REALTY INVESTORS 84-SERIES II,
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Maryland Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1996, 1995 and 1994
                                  (Continued)

Extraordinary items:
  Gain on forgiveness of debt         182,585                   1,510,773
  Debt extinguishment expense        (404,529)
  Affiliate's participation in
    debt extinguishment expense        20,945
                                 -------------                ------------
Total extraordinary items            (200,999)                  1,510,773
                                 ------------- ------------- -------------
Net income (loss)                $ 22,488,661  $ (1,414,559) $  2,454,938
                                 ============= ============= =============
Income (loss) before
  extraordinary items allocated
  to General Partner             $    226,898  $    (14,146) $      9,441
                                 ============= ============= =============
Income (loss) before
  extraordinary items allocated
  to Limited Partners            $ 22,462,762  $ (1,400,413) $    934,724
                                 ============= ============= =============
Income (loss) before
  extraordinary items per
  Limited Partnership Interest
  (87,037 issued and
  outstanding)                   $     258.09  $     (16.09) $      10.74
                                 ============= ============= =============
Extraordinary items allocated
  to General Partner             $     (2,010)         None  $     15,108
                                 ============= ============= =============
Extraordinary items allocated
  to Limited Partners            $   (198,989)         None  $  1,495,665
                                 ============= ============= =============
Extraordinary items per Limited
  Partnership Interest (87,037
  issued and outstanding)        $      (2.29)         None  $      17.18
                                 ============= ============= =============
Net income (loss) allocated to
  General Partner                $    224,887  $    (14,146) $     24,549
                                 ============= ============= =============
Net income (loss) allocated to
  Limited Partners               $ 22,263,774  $ (1,400,413) $  2,430,389
                                 ============= ============= =============
Net income (loss) per Limited
  Partnership Interest (87,037
  issued and outstanding)        $     255.80  $     (16.09) $      27.92
                                 ============= ============= =============


The accompanying notes are an integral part of the financial statements.

                     BALCOR REALTY INVESTORS 84-SERIES II,
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Maryland Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1996, 1995 and 1994


                                      1996          1995         1994
                                 ------------- ------------- -------------
Operating activities:
  Net income (loss)              $ 22,488,661  $ (1,414,559) $  2,454,938
  Adjustments to reconcile net
    income (loss) to net cash
    (used in) provided by
    operating activities:
      Gain on forgiveness
        of debt                      (182,585)                 (1,510,773)
      Debt extinguishment expense     232,868
      Affiliate's participation
        in debt extinguishment
        expense                       (20,945)
      Gain on sale of properties  (27,237,296)                 (4,257,709)
      Affiliates' participation
        in income (loss) from
        joint ventures              3,288,528       (38,642)      (75,723)
      Depreciation of
        properties                  1,256,642     2,188,762     2,492,641
      Amortization of deferred
        expenses                      132,436       178,088       211,246
      Net change in:
        Escrow deposits               524,546       (64,188)       55,113
        Accounts and accrued
          interest receivable        (458,787)      174,800      (298,776)
        Prepaid expenses              114,384      (159,160)
        Accounts payable              (74,580)      (29,005)       54,900
        Due to affiliates               7,412      (132,007)       (9,775)
        Accrued liabilities          (748,731)      (52,148)     (615,274)
        Security deposits            (148,458)      (20,253)      (78,933)
                                 ------------- ------------- -------------
  Net cash (used in) provided
    by operating activities          (825,905)      631,688    (1,578,125)
                                 ------------- ------------- -------------
Investing activities:
  Proceeds from sales of
    properties                     67,215,000                  17,790,715
  Costs incurred in connection
    with sales of properties       (1,375,912)                   (241,511)
                                 -------------               -------------
Net cash provided by investing
  activities                       65,839,088                  17,549,204
                                 -------------               -------------


The accompanying notes are an integral part of the financial statements.

                     BALCOR REALTY INVESTORS 84-SERIES II,
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Maryland Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1996, 1995 and 1994
                                  (Continued)

                                      1996          1995          1994
                                 ------------- ------------- -------------
Financing activities:
  Distributions to Limited
    Partners                     $ (5,048,146)
  Capital contributions by
    joint venture partners-
    affiliate                                  $     42,706  $     17,320
  Distributions to joint
    venture partners-
    affiliate                      (1,944,950)     (125,529)      (89,383)
  Proceeds from loans payable-
    affiliate                                       677,000       866,905
  Repayment of loans payable-
    affiliate                      (8,385,555)     (400,000)     (534,073)
  Proceeds from issuance of
    mortgage notes payable                                      7,448,362
  Principal payments on
    mortgage notes payable           (619,604)     (732,050)     (576,339)
  Repayment of mortgage notes
    payable                       (47,408,428)                (23,693,178)
  Payment of deferred expenses                                   (245,985)
                                 ------------- ------------- -------------
  Net cash used in financing
    activities                    (63,406,683)     (537,873)  (16,806,371)
                                 ------------- ------------- -------------
Net change in cash and cash
  equivalents                       1,606,500        93,815      (835,292)
Cash and cash equivalents at
  beginning of year                   419,227       325,412     1,160,704
                                 ------------- ------------- -------------
Cash and cash equivalents at
  end of year                    $  2,025,727  $    419,227  $    325,412
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

                     BALCOR REALTY INVESTORS 84-SERIES II,
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Maryland Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS


1. Nature of the Partnership's Business:

Balcor Realty Investors 84-Series II, A Real Estate Limited Partnership
(the "Partnership") is engaged principally in the operation of residential real estate located in the Gwinnett County, Georgia and Columbus, Ohio markets.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. The Partnership sold the La Contenta, Meadow Creek, Ridgetree - Phase II, Rosehill Pointe, Seabrook and Westwood Village apartment complexes during 1996. Currently, the Partnership is actively marketing the remaining two properties in its portfolio. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. The Partnership retained a portion of the cash to satisfy obligations of the Partnership as well as establish a reserve for contingencies. Such contingencies may include legal and other fees stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed in Note 14 of Notes to Financial Statements. In the absence of any such contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency exists, reserves may be held by the Partnership for a longer period of time.

3. Accounting Policies:

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

(c) Effective January 1, 1995 the Partnership adopted Statement of Financial Accounting Standards, No. 121 (SFAS 121), ("Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of"). Under SFAS 121, the Partnership records its investments in real estate at the lower of cost or fair value, and periodically assesses, but not less than on an annual basis, possible impairment to the value of its properties. The General Partner estimates the fair value of its properties based on the current sales price less estimated closing costs. In the event the General Partner determines an impairment in value has occurred, and the carrying amount of the real estate asset will not be recovered, a provision is recorded to reduce the carrying basis of the property to its estimated fair value. The General Partner considers the method referred to above to result in a reasonable measurement of a property's fair value, unless other factors affecting the property's value indicate otherwise.

(d) Deferred expenses consist of loan modification and financing fees which are amortized over the terms of the respective loan agreements. Upon sale, any remaining balance is recognized as debt extinguishment expense and classified as an extraordinary item.

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

(f) Cash and cash equivalents include all unrestricted, highly liquid investments with an original maturity of three months or less. Cash is held or invested primarily in one financial institution.

(g) The Partnership is not liable for Federal income taxes and each partner recognizes his proportionate share of the Partnership income or loss in his tax return; therefore, no provision for income taxes is made in the financial statements of the Partnership.

(h) Revenue is recognized on an accrual basis in accordance with generally accepted accounting principles.

4. Partnership Agreement:

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

5. Mortgage Notes Payable:

Mortgage notes payable at December 31, 1996 and 1995 consisted of the following:

                         Carrying     Carrying
                          Amount        Amount    Current   Current  Estimated   Final
  Property Pledged     of Notes at   of Notes at  Interest  Monthly  Balloon     Maturity
   as Collateral         12/31/96     12/31/95     Rate     Payment  Payment     Date
--------------------  -------------  -----------  --------  -------  ----------  --------
Apartment Complexes:
La Contenta (A)                None   $7,036,403
Meadow Creek (B)               None    5,096,878
Park Colony              $9,897,707    9,975,000   9.375%   $84,294  $9,753,000   1999
Ridgetree (Phase II)(C)        None    7,816,515
Rosehill Pointe (D)            None   14,478,769
                (D)            None    1,302,358
Seabrook (E)                   None    5,081,898
Spring Creek              7,314,034    7,369,551    9.21%    61,060   7,076,000   2000
Westwood Village (F)           None    7,082,401
                       ------------  -----------

    Total             $17,211,741     $65,239,773
                     ============    ============

(A) In April 1996, this property was sold. See Note 11 of Notes to Financial Statements for additional information.

(B) In May 1996, this property was sold. See Note 11 of Notes to Financial Statements for additional information.

(C) In June 1996, this property was sold. See Note 11 of Notes to Financial Statements for additional information.

(D) In June 1996, this property was sold. See Note 11 of Notes to Financial Statements for additional information.

(E) In February 1996, this property was sold. See Note 11 of Notes to Financial Statements for additional information.

(F) In November 1996, this property was sold. See Note 11 of Notes to Financial Statements for additional information.

The Partnership's loans described above require current monthly payments of principal and interest. The Park Colony mortgage loan required monthly interest-only payments through December 31, 1995. Effective January 1996, the monthly payments were changed to include principal and interest.

Real estate with an aggregate carrying value of $12,061,569 at December 31, 1996 was pledged as collateral for repayment of mortgage loans.

Future annual maturities of the above mortgage notes payable during each of the next four years are approximately as follows:

                         1997    $   146,000
                         1998        152,000
                         1999      9,826,000
                         2000      7,122,000

During 1996, 1995 and 1994, the Partnership incurred interest expense on mortgage notes payable of $3,192,587, $5,762,150 and $6,514,973 and paid interest expense of $3,362,444, $5,829,192 and $6,863,768, respectively.

6. Management Agreements:

As of December 31, 1996, both of the properties owned by the Partnership are under management agreements with a third party management company. These management agreements provide for annual fees of 5% of gross operating receipts.

7. Seller's Participation in Joint Venture:

Meadow Creek Apartments was owned by a joint venture between the Partnership and the seller. Consequently, the seller retained an interest in the property through an interest in the joint venture. All assets, liabilities, income and expenses of the joint venture were included in the financial statements of the Partnership with the appropriate deduction from income, if any, for the seller's participation in the joint venture. The property was sold in May 1996. The seller did not receive any proceeds from the sale of the property.

8. Affiliates' Participation in Joint Ventures:

Rosehill Pointe Apartments was owned by the Partnership and an affiliate (Balcor Realty Investors 85 - Series II) prior to its sale in June 1996. Profits and losses were allocated 61.62% to the Partnership and 38.38% to the affiliate. In addition, Seabrook Apartments was owned by the Partnership and two affiliates (Balcor Realty Investors 85 - Series I and Balcor Realty Associates) prior to its sale in February 1996. Profits and losses were allocated 83.72% to the Partnership and 16.28% to the affiliates. All assets, liabilities, income and expenses of the joint ventures are included in the financial statements of the Partnership with the appropriate adjustment for profit or loss for each affiliate's participation. Net distributions of $1,944,950, $82,823 and $72,063 were made to joint venture partners during 1996, 1995 and 1994, respectively. In addition, joint venture partners were allocated their pro rata share of the gains on the sales of the Rosehill and Seabrook apartment complexes of $3,055,484 and $228,084, respectively.

9. Tax Accounting:

The Partnership keeps its books in accordance with the Internal Revenue Code, rules and regulations promulgated thereunder, and existing interpretations thereof. The accompanying financial statements, which are prepared in accordance with generally accepted accounting principles, will differ from the tax returns due to the different treatment of various items as specified in the Internal Revenue Code. The net effect of these accounting differences is that the net income for 1996 in the financial statements is $11,286,598 less than the taxable income for the same period.

10. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates are:


                    Year Ended            Year Ended         Year Ended
                     12/31/96             12/31/95            12/31/94
                 ----------------- --------------------- --------------------
                    Paid   Payable    Paid      Payable     Paid    Payable
                 --------- -------  ---------- ---------  --------- ---------
Property manage-
 ment fees            None     None       None   None     $827,716      None
Reimbursement of
  expenses to
  General Partner
  at cost:
    Accounting     $13,048  $14,548    $53,668    $4,094     80,957  $31,333
    Data processing  5,764    3,057     35,823     3,392     64,251   14,023
    Investment
       processing     None     None       None      None      7,068      571
    Investor com-
      munications     None     None      6,701      None     12,403    5,388
    Legal           14,075   15,692     30,858     4,769     15,160    9,948
    Other             None     None      5,790      None     25,194    4,658
    Portfolio
       management   81,240   90,576    117,173    18,971     65,385   32,097

    Property sales
       admini-
       stration     29,942    10,189    9,056     7,938     11,274      None

The Partnership participates in an insurance deductible program with other affiliated partnerships in which the program pays claims up to the amount of the deductible under the master insurance policies for its properties. The program is administered by an affiliate of the General Partner (The Balcor Company) who receives no fee for administering the program; however, the General Partner is reimbursed for program expenses. The Partnership paid premiums to the deductible insurance program of $17,353, $122,696 and $186,498 in 1996, 1995 and 1994, respectively.

Allegiance Realty Group, Inc., an affiliate of the General Partner, managed the Partnership's properties until the affiliate was sold to a third party in November 1994.

During the first six months of 1996, the Partnership repaid the General Partner loan, which had an outstanding balance of $8,385,555 at December 31, 1995, primarily with proceeds from the sales of the Seabrook, La Contenta and Meadow Creek apartment complexes. See Note 10 of Notes to Financial Statements for additional information. During 1996, 1995 and 1994, the Partnership incurred interest expense of $189,838, $544,980 and $399,006 and paid interest expense of $277,324, 618,133 and $378,243 on these loans, respectively. Interest expense was computed at the American Express Company cost of funds rate plus a spread to cover administrative expenses. The interest rate was 5.911% at the date of the loan repayment.

11. Property Sales:

(a) The Seabrook Apartments was owned by a joint venture consisting of the Partnership and two affiliates. The Partnership and the affiliates held participating percentages in the joint venture of 83.72% and 16.28%, respectively. In February 1996, the joint venture sold the property in an all cash sale for $5,915,000. From the proceeds of the sale, the joint venture paid $5,081,898 to the third party mortgage holder in full satisfaction of the first mortgage loan, and paid $190,517 in selling costs. The basis of the property was $4,361,052, which is net of accumulated depreciation of $2,625,226. For financial statement purposes, the Partnership recognized a gain of $1,363,431 from the sale of this property, of which $228,084 is the minority joint venture partners' share.

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

(f) In November 1996, the Partnership sold the Westwood Village Apartments in an all cash sale for $9,000,000. From the proceeds of the sale, the Partnership repaid the outstanding balances of the first and second mortgage loans of $6,792,853 and $150,996, respectively, and paid $306,095 in selling costs. The basis of the property was $5,788,396, which is net of accumulated depreciation of $3,651,046. For financial statement purposes, the Partnership recognized a gain of $2,905,509 from the sale of this property.

12. Extraordinary Items:

(a) During 1996, the Partnership recognized an extraordinary gain on forgiveness of debt of $182,585 as a result of the sale of the Westwood Village Apartments.

(b) In connection with the sales of the La Contenta and Meadow Creek apartment complexes during 1996, the Partnership paid $171,661 of prepayment penalties. In addition, the Partnership wrote off the remaining unamortized deferred financing fees in the amount of $232,868 as a result of the sales of the La Contenta, Meadow Creek, Ridgetree - Phase II, Rosehill Pointe and Westwood Village apartment complexes during 1996. These amounts were recognized as an extraordinary item and classified as debt extinguishment expense of $404,529, of which $20,945 represents the Rosehill Pointe Apartments affiliate's share.

(c) During 1994, the Ridgepoint Green and Ridgepoint Way apartment complexes were sold. In connection with the sale, the mortgage notes which had outstanding balances of $18,459,448, including accrued interest were repaid for $16,593,178. The Partnership also wrote off the remaining $355,537 of unamortized loan modification fees related to the 1989 modifications of these mortgage notes. As a result, the Partnership recognized an extraordinary gain on forgiveness of debt totaling $1,510,773 in 1994.

13. Fair Value of Financial Instruments:

The carrying amounts and fair values of the Partnership's financial instruments at December 31, 1996 and 1995 are as follows:

The carrying value of cash and cash equivalents, accounts and accrued interest receivable, accounts and accrued interest payable approximates fair value.

Mortgage notes payable: Based on borrowing rates available to the Partnership at the end of 1996 and 1995 for mortgage loans with similar terms and maturities, the fair value of the mortgage notes payable approximates the carrying value.

14. Contingency:

The Partnership is currently involved in two lawsuits whereby the Partnership and certain affiliates have been named as defendants alleging substantially similar claims involving certain federal securities law violations with regard to the adequacy and accuracy of disclosures of information concerning, as well as marketing efforts related to, the offering of the Limited Partnership Interests of the Partnership. The defendants continue to vigorously contest these actions. A plaintiff class has not been certified in either action and, no determinations of the merits have been made. It is not determinable at this time whether or not an unfavorable decision in either action would have a material adverse impact on the financial position, operations and liquidity of the Partnership. The Partnership believes it has meritorious defenses to contest the claims.

15. Subsequent Event:

In January 1997, the Partnership paid $870,370 ($10 per Interest) to Limited Partners, representing a special distribution comprised primarily of Net Cash Proceeds received in connection with the sale of the Westwood Village Apartments.

                     BALCOR REALTY INVESTORS 84-SERIES II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Maryland Limited Partnership)

            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                            as of December 31, 1996
        Col. A             Col. B            Col. C                       Col. D
------------------------   -------  -------------------------  ---------------------------------
                                           Initial Cost                Cost Adjustments
                                          to Partnership            Subsequent to Acquisition
                                    -------------------------  ---------------------------------
                                                  Buildings               Carrying
                           Encum-                  and Im-     Improve-    Costs      Reduction
     Description           brances     Land       provements    ments       (a)       of Basis
------------------------   -------  -----------  ------------  --------  ----------  -----------
Park Colony Apts.,
  352-units in
 Gwinnett County, GA        (d)      1,450,000    9,000,000   $44,720    1,255,336        None

Spring Creek Apts., 288-
  units in Columbus, OH      (d)      1,400,000    7,005,000      None    1,054,199    (856,121)(f)
                                    -----------  -----------  --------  -----------  -----------
    Total                            $2,850,000  $16,005,000   $44,720   $2,309,535   $(856,121)
                                    ===========  ===========  ========  ===========  ===========

See Notes (a) through (f).

                     BALCOR REALTY INVESTORS 84-SERIES II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Maryland Limited Partnership)

            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                            as of December 31, 1996
                                  (Continued)
       Col. A                            Col. E                    Col. F      Col. G    Col.H      Col. I
-------------------       -------------------------------------  -----------  ---------  -----  -------------
                                  Gross Amounts at Which                                        Life Upon
                                Carried at Close of Period                                      Which Depre-
                          -------------------------------------                                 ciation in
                                       Buildings                 Accumulated    Date     Date   Latest Income
                                        and Im-       Total       Deprecia-    of Con-   Acq-   Statement
    Description             Land       provements     (b)(c)       tion(c)    struction  uired  is Computed
-----------------------   -----------  -----------  -----------  -----------  ---------  -----  -------------
Park Colony Apts.,
  352-units in
  Gwinnett County, GA      $1,451,544  $10,298,512  $11,750,056   $4,874,098    1984     5/83       (e)

Spring Creek Apts., 288-
  units in Columbus, OH     1,262,965    7,340,113    8,603,078    3,417,467    1985     2/84       (e)
                          -----------  -----------  -----------  -----------
    Total                  $2,714,509  $17,638,625  $20,353,134   $8,291,565
                          ===========  ===========  ===========  ===========

See Notes (a) through (f).

                     BALCOR REALTY INVESTORS 84-SERIES II,
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Maryland Limited Partnership)

                             NOTES TO SCHEDULE III

(a) Consists of legal fees, appraisal fees, title costs, other related professional fees and capitalized construction-period interest.

(b) The aggregate cost of land for Federal income tax purposes is $2,840,868 and the aggregate cost of buildings and improvements for Federal income tax purposes is $16,005,888. The total of the above-mentioned is $18,846,756.

(c)
Reconciliation of Real Estate
------------------------------
                                      1996         1995          1994
                                   -----------  ------------- -------------
Balance at beginning of year      $83,022,344    $83,022,344 $102,280,525

Reductions during the year:
  Cost of real estate sold        (62,669,210)                (19,258,181)
                                  ------------  ------------- -------------
Balance at end of year            $20,353,134    $83,022,344  $83,022,344
                                  ============  ============= =============

                            Reconciliation of Accumulated Depreciation
                            -------------------------------------------
                                      1996          1995          1994
                                  ------------  ------------  --------------
Balance at beginning of year      $31,102,341    $28,913,579    $32,387,624

  Depreciation expense
    for the year                    1,256,642      2,188,762      2,492,641

  Accumulated depreciation of
    real estate sold              (24,067,418)                   (5,966,686)
                                  -----------   ------------   ------------
Balance at end of year            $ 8,291,565    $31,102,341    $28,913,579
                                   ===========   ===========    ============

(d) See description of Mortgage Notes Payable in Note 5 of Notes to Financial Statements.

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