Form 10-Q
period 1997-03-31
BALCOR REALTY INVESTORS 84 SERIES II
filed 1997-05-14
CIK 740582

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1997
                               ------------------
                                      OR

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

                                BALANCE SHEETS
                     March 31, 1997 and December 31, 1996
                                  (Unaudited)

                                    ASSETS

                                                 1997            1996
                                           --------------  --------------
Cash and cash equivalents                  $   1,005,926   $   2,025,727
Escrow deposits                                  616,530         634,200
Accounts and accrued interest receivable         811,680         648,039
Prepaid expenses                                  11,194          44,776
Deferred expenses, net of accumulated
  amortization of $205,257 in 1997 and
  $187,891 in 1996                               183,057         200,423
                                           --------------  --------------
                                               2,628,387       3,553,165
                                           --------------  --------------
Investment in real estate:
  Land                                         2,714,509       2,714,509
  Buildings and improvements                  17,638,625      17,638,625
                                           --------------  --------------
                                              20,353,134      20,353,134
  Less accumulated depreciation                8,425,579       8,291,565
                                           --------------  --------------
Investment in real estate, net of
  accumulated depreciation                    11,927,555      12,061,569
                                           --------------  --------------
                                           $  14,555,942   $  15,614,734
                                           ==============  ==============

                     LIABILITIES AND PARTNERS' DEFICIT

Accounts payable                           $      35,981   $      66,808
Due to affiliates                                128,122         134,062
Accrued real estate taxes                        166,809         147,601
Security deposits                                129,886         125,211
Mortgage notes payable                        17,176,570      17,211,741
                                           --------------  --------------
    Total liabilities                         17,637,368      17,685,423
                                           --------------  --------------

                     BALCOR REALTY INVESTORS 84-SERIES II,
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Maryland Limited Partnership)

                                BALANCE SHEETS
                     March 31, 1997 and December 31, 1996
                                  (Unaudited)


                                                 1997            1996
                                           --------------  --------------


Commitments and contingencies

Limited Partners' deficit (87,037 Interests
  issued and outstanding)                     (2,352,788)     (1,343,455)

General Partner's deficit                       (728,638)       (727,234)
                                           --------------  --------------
    Total partners' deficit                   (3,081,426)     (2,070,689)
                                           --------------  --------------
                                           $  14,555,942   $  15,614,734
                                           ==============  ==============



The accompanying notes are an integral part of the financial statements.

                     BALCOR REALTY INVESTORS 84-SERIES II,
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Maryland Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the quarters ended March 31, 1997 and 1996
                                  (Unaudited)


                                                1997            1996
                                           --------------  --------------
Income:
  Rental and service                       $   1,090,432   $   3,860,871
  Interest on short-term investments              15,420          22,347
                                           --------------  --------------
    Total income                               1,105,852       3,883,218
                                           --------------  --------------

Expenses:
  Interest on mortgage notes payable             400,891       1,366,721
  Interest on short-term loans from an
    affiliate                                                    127,718
  Depreciation                                   134,014         526,012
  Amortization of deferred expenses               17,366          51,299
  Property operating                             448,739       1,387,260
  Real estate taxes                              101,075         322,423
  Property management fees                        55,931         172,169
  Administrative                                  88,203         102,698
                                           --------------  --------------
    Total expenses                             1,246,219       4,056,300
                                           --------------  --------------
Loss before gain on sale of property
    and participation in joint ventures         (140,367)       (173,082)

Gain on sale of property                                       1,363,431

Affiliates' participation in income
  from joint ventures                                           (231,190)
                                           --------------  --------------
Net (loss) income                          $    (140,367)  $     959,159
                                           ==============  ==============
Net (loss) income allocated to
  General Partner                          $      (1,404)  $       9,592
                                           ==============  ==============
Net (loss) income allocated to
  Limited Partners                         $    (138,963)  $     949,567
                                           ==============  ==============

                     BALCOR REALTY INVESTORS 84-SERIES II,
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Maryland Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the quarters ended March 31, 1997 and 1996
                                  (Unaudited)


                                                1997            1996
                                           -------------  --------------


Net (loss) income per Limited
  Partnership Interest (87,037
  issued and outstanding)                  $       (1.60)  $       10.91
                                           ==============  ==============
Distribution to Limited Partners           $     870,370            None
                                           ==============  ==============
Distribution per Limited
  Partnership Interest                     $       10.00            None
                                           ==============  ==============



The accompanying notes are an integral part of the financial statements.

                     BALCOR REALTY INVESTORS 84-SERIES II,
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Maryland Limited Partnership)

                             STATEMENTS OF CASH FLOWS
                for the quarters ended March 31, 1997 and 1996
                                  (Unaudited)

                                                1997            1996
                                           --------------  --------------
Operating activities:
  Net (loss) income                        $    (140,367)  $     959,159
  Adjustments to reconcile net (loss)
    income to net cash (used in) provided
    by operating activities:
      Gain on sale of property                                (1,363,431)
      Affiliates' participation in income
        from joint ventures                                      231,190
      Depreciation of properties                 134,014         526,012
      Amortization of deferred expenses           17,366          51,299
      Net change in:
        Escrow deposits                           17,670         229,852
        Accounts and accrued
          interest receivable                   (163,641)       (205,750)
        Prepaid expenses                          33,582         124,113
        Accounts payable                         (30,827)        (33,243)
        Due to affiliates                         (5,940)         78,196
        Accrued liabilities                       19,208        (139,887)
        Security deposits                          4,675         (18,151)
                                           --------------  --------------
  Net cash (used in) provided by operating
    activities                                  (114,260)        439,359
                                           --------------  --------------
Investing activities:
  Proceeds from sale of property                               5,915,000
  Costs incurred in connection with sale
    of property                                                 (190,517)
                                                           --------------
  Net cash provided by investing activities                    5,724,483
                                                           --------------
Financing activities:
  Distribution to Limited Partners              (870,370)
  Distributions to joint venture partners-
    affiliates                                                  (121,796)
  Repayment of loans payable-affiliate                          (350,000)
  Principal payments on mortgage notes
    payable                                      (35,171)       (198,124)
  Repayment of mortgage note payable                          (5,081,898)
                                           --------------  --------------
  Net cash used in financing activities         (905,541)     (5,751,818)
                                           --------------  --------------

                     BALCOR REALTY INVESTORS 84-SERIES II,
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Maryland Limited Partnership)

                             STATEMENTS OF CASH FLOWS
                for the quarters ended March 31, 1997 and 1996
                                  (Unaudited)

                                                1997            1996
                                           --------------  --------------


Net change in cash and cash equivalents       (1,019,801)        412,024

Cash and cash equivalents at beginning
  of year                                      2,025,727         419,227
                                           --------------  --------------
Cash and cash equivalents at end of period $   1,005,926   $     831,251
                                           ==============  ==============


The accompanying notes are an integral part of the financial statements.

                     BALCOR REALTY INVESTORS 84-SERIES II,
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Maryland Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the quarter ended March 31, 1997, and all such adjustments are of a normal and recurring nature.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1996, the Partnership sold six properties. Currently, the Partnership has entered into a contract to sell the Park Colony Apartments and is actively marketing the remaining property in its portfolio. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed below in Note 5. In the absence of any such contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency exists, reserves may be held by the Partnership for a longer period of time.

3. Interest Expense:

During the quarters ended March 31, 1997 and 1996, the Partnership incurred interest expense on mortgage notes payable of $400,891 and $1,366,721 and paid interest expense of $400,891 and $1,383,482, respectively.

4. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the quarter ended March 31, 1997 were:

                                      Paid        Payable
                                   ------------   ---------

   Reimbursement of expenses to
     the General Partner, at cost     $13,511    $128,122


During the first six months of 1996, the Partnership repaid the General Partner loan, primarily with proceeds from the sales of the Seabrook, La Contenta and Meadow Creek apartment complexes. During the quarter ended March 31, 1996 the Partnership incurred interest expense of $127,718 and paid interest expense of $173,043 on these loans. Interest expense was computed at the American Express Company cost of funds rate plus a spread to cover administrative expenses. The interest rate was 5.911% at the date of the loan repayment.

5. Contingencies:

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

                     BALCOR REALTY INVESTORS 84-SERIES II,
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Maryland Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Realty Investors 84-Series II, A Real Estate Limited Partnership (the "Partnership") is a limited partnership formed in 1983 to invest in and operate income-producing real property. The Partnership raised $87,037,000 through the sale of Limited Partnership Interests and utilized these proceeds to acquire fourteen real property investments. The Partnership has since disposed of twelve of these properties. Currently, the Partnership continues to operate the two remaining properties.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1996 for a more complete understanding of the Partnership's financial position.

Operations
----------

Summary of Operations
---------------------

The Partnership recognized a net loss during the quarter ended March 31, 1997 as compared to net income during the same period in 1996 primarily due to the gain recognized on the February 1996 sale of the Seabrook Apartments. Further discussion of the Partnership's operations is summarized below.

1997 Compared to 1996
---------------------

Discussions of fluctuations between 1997 and 1996 refer to the quarters ended March 31, 1997 and 1996.

The Partnership sold the La Contenta, Meadow Creek, Ridgetree - Phase II, Rosehill Pointe, Seabrook and Westwood Village apartment complexes during 1996. As a result, rental and service income, interest expense on mortgage notes payable, depreciation, amortization, property operating expenses, real estate taxes and property management fees decreased during 1997 as compared to 1996.

Due to the repayment in full of the short-term loan from an affiliate during June 1996 with proceeds from the sales of the Seabrook, La Contenta and Meadow Creek apartment complexes, interest expense on short-term loans from an affiliate ceased during 1996.

Due to lower portfolio management and legal fees, administrative expenses decreased during 1997 as compared to 1996. This decrease was partially offset by higher accounting fees.

The Partnership sold the Seabrook Apartments, which was owned by a joint venture consisting of the Partnership and two affiliates in February 1996. As a result, the Partnership recognized a gain of $1,363,431 during 1996 on the sale of the property. Affiliates' participation in income from joint venture ceased during 1996 as a result of the sale.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership as of March 31, 1997 decreased by approximately $1,020,000 when compared to December 31, 1996 primarily due to a special distribution during January 1997 to the Limited Partners from proceeds received from the 1996 property sales. The Partnership used cash of approximately $114,000 to fund its operating activities. The revenue generated by the Partnership's properties was fully offset by the payment of administrative expenses and expenditures relating to the fire damage incurred at the Spring Creek Apartments. The Partnership expects to be reimbursed by its insurance carrier for the cost of the damage to this property, less the deductible. The Partnership used cash to fund its financing activities which consisted of a payment of a distribution totaling approximately $870,000 to the Limited Partners and principal payments on mortgage notes payable of approximately $35,000.

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit or a significant deficit, each after consideration of debt service payments unless otherwise indicated. A deficit is considered to be significant if it exceeds $250,000 annually or 20% of the property's rental and service income. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures, which include debt service payments. During 1997 and 1996, the Park Colony Apartments generated positive cash flow. The Spring Creek Apartments, which had generated positive cash flow during 1996, generated a marginal cash flow deficit during 1997 as a result of higher repair and maintenance expenditures. The La Contenta, Meadow Creek, Rosehill Pointe and Westwood Village apartment complexes, which were sold in 1996, generated positive cash flow prior to their sales. In addition, the Seabrook and Ridgetree - Phase II apartment complexes, which were also sold in 1996, generated marginal cash flow deficits prior to their sales. As of March 31, 1997, the occupancy rates of Park Colony and Spring Creek apartment complexes were 92% and 97%, respectively.

During 1996, the Partnership sold six properties. The Partnership has entered into a contract to sell the Park Colony Apartments for a sale price of $14,500,000 and is actively marketing the remaining property for sale. The Partnership expects to sell the remaining two properties during 1997. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as establish a reserve for contingencies. Such contingencies may include legal and other fees stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed in Note 5 of Notes to Financial Statements.

In the absence of any such contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency exists, reserves may be held by the Partnership for a longer period of time. Both of the Partnership's two remaining properties are owned through the use of third-party mortgage loan financing and, therefore, the Partnership is subject to the financial obligations required by such loans. As a result of the General Partner's efforts to refinance the existing loans with new lenders, the Partnership has no third-party, first mortgage financing which matures prior to January 1999.

To date, Limited Partners have received distributions of Net Cash Proceeds totaling $68 per $1,000 Interest, as well as certain tax benefits. The Partnership expects to make distributions from available proceeds received from the remaining two properties being marketed for sale, although there can be no assurance in this regard. In light of results to date, investors will not recover a substantial portion of their original investment.

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

                     BALCOR REALTY INVESTORS 84-SERIES II,
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Maryland Limited Partnership)

                          PART II - OTHER INFORMATION

Item 5.  Other Information
--------------------------

Park Colony Apartments
----------------------

In 1983, the Partnership acquired the Park Colony Apartments, Gwinnett County, Georgia, utilizing approximately $6,508,000 of offering proceeds. The property was acquired subject to mortgage financing of $9,530,000. In 1986, the first mortgage loan was refinanced with a new $10,285,000 first mortgage loan from an unaffiliated lender. The Partnership received excess refinancing proceeds of approximately $519,000.

On April 30, 1997, the Partnership contracted to sell the property for a sale price of $14,500,000 to an unaffiliated party, Ambassador VIII, L.P., a Delaware limited partnership. The purchaser has deposited $300,000 into an escrow account as earnest money. The remainder of the sale price will be payable in cash at closing, scheduled for June 2, 1997. From the proceeds of the sale, the Partnership will repay the outstanding balance of the first mortgage loan which is expected to be approximately $9,880,000 at closing and will pay $290,000 as a brokerage commission to an affiliate of the third party providing property management services for the property. The Partnership will receive the remaining proceeds of approximately $4,330,000, less closing costs. Of such proceeds, $100,000 will be placed in escrow and will not be disbursed to the Partnership until the later of the settlement of any claims presented by the purchaser or August 1, 1997. Neither the General Partner nor any affiliate will receive a brokerage commission in connection with the sale of the property. The General Partner will be reimbursed by the Partnership for its actual expenses incurred in connection with the sale.

An affiliate of the General Partner has simultaneously contracted to sell one property to the purchaser. Affiliates of the General Partner sold two properties to the purchaser during 1996.

The closing is subject to the satisfaction of numerous terms and conditions. There can be no assurance that all of the terms and conditions will be complied with and, therefore, it is possible the sale of the property may not occur.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a) Exhibits:

(4) Form of Subscription Agreement set forth as Exhibit 4.1 to Amendment No. 2 of the Registrant's Registration Statement on Form S-11 dated May 16, 1984 (Registration No. 2-89319), and Form of Confirmation regarding Interests in the Registrant set forth as Exhibit 4.2 to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1992 (Commission File No. 0-13334) is incorporated herein by reference.

(10) Material Contracts:

(a)(i) Agreement of Sale and attachment thereto relating to the sale of Ridgetree Apartments, Phase II, previously filed as Exhibit 2(a) to the Registrant's Current Report on Form 8-K dated April 23, 1996, is incorporated herein by reference.

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

(c)(i) Agreement of Sale and attachment thereto relating to the sale of Westwood Village Apartments, previously filed as Exhibit (2) to the Registrant's Current Report on Form 8-K dated September 4, 1996, is incorporated herein by reference.

(ii) Modification Agreement relating to the sale of Westwood Village Apartments, previously filed as Exhibit (10)(c)(ii) to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1996, is incorporated herein by reference.

(iii) Letter Agreement relating to the sale of Westwood Village Apartments, previously filed as Exhibit (10)(c)(iii) to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1996, is incorporated herein by reference.

(d) (i) Agreement of Sale and attachment thereto relating to the sale of Park Colony Apartments is attached hereto.

(ii) First Amendment to Agreement of Sale relating to the sale of Park Colony Apartments is attached hereto.

(iii) Escrow Agreement relating to the sale of Park Colony Apartments is attached hereto.

(27) Financial Data Schedule of the Registrant for the quarter ended March 31, 1997 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended March 31, 1997.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            BALCOR REALTY INVESTORS 84-SERIES II,
                            A REAL ESTATE LIMITED PARTNERSHIP



                            By:  /s/ Thomas E. Meador
                                --------------------------------
                                Thomas E. Meador
                                President and Chief Executive Officer and
                                Director (Principal Executive Officer) of
                                Balcor Partners-84 II, Inc., the General
                                Partner



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



Date:  May 14, 1997
      ---------------