Form 10-Q
period 1997-06-30
BALCOR REALTY INVESTORS 84 SERIES II
filed 1997-08-14
CIK 740582

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1997
                               -------------
                                      OR

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

                                 BALANCE SHEETS
                      June 30, 1997 and December 31, 1996
                                  (Unaudited)

                                    ASSETS

                                                 1997            1996
                                           --------------- ---------------
Cash and cash equivalents                  $    6,659,989  $    2,025,727
Escrow deposits - restricted                      100,000
Escrow deposits                                                   634,200
Accounts and accrued interest receivable          883,347         648,039
Prepaid expenses                                                   44,776
Deferred expenses, net of accumulated
  amortization of $187,891 in 1996                                200,423
                                           --------------- ---------------
                                                7,643,336       3,553,165
                                           --------------- ---------------
Investment in real estate:
  Land                                                          2,714,509
  Buildings and improvements                                   17,638,625
                                                           ---------------
                                                               20,353,134
  Less accumulated depreciation                                 8,291,565
                                                           ---------------
Investment in real estate, net of
  accumulated depreciation                                     12,061,569
                                           --------------- ---------------
                                           $    7,643,336  $   15,614,734
                                           =============== ===============

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Accounts payable                           $       38,600  $       66,808
Due to affiliates                                  82,111         134,062
Accrued real estate taxes                                         147,601
Security deposits                                                 125,211
Mortgage notes payable                                         17,211,741
                                           --------------- ---------------
  Total liabilities                               120,711      17,685,423
                                           --------------- ---------------

                     BALCOR REALTY INVESTORS 84-SERIES II,
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Maryland Limited Partnership)

                                 BALANCE SHEETS
                      June 30, 1997 and December 31, 1996
                                  (Unaudited)
                                  (Continued)


                                                 1997            1996
                                             --------------- ---------------
Commitments and contingencies

Limited Partners' capital (deficit)
  (87,037 Interests issued and outstanding)     8,116,179      (1,343,455)

General Partner's deficit                        (593,554)       (727,234)
                                           --------------- ---------------
  Total partners' capital (deficit)             7,522,625      (2,070,689)
                                           --------------- ---------------
                                           $    7,643,336  $   15,614,734
                                           =============== ===============


The accompanying notes are an integral part of the financial statements.

                     BALCOR REALTY INVESTORS 84-SERIES II,
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Maryland Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the six months ended June 30, 1997 and 1996
                                  (Unaudited)


                                                1997            1996
                                           --------------- ---------------
Income:
  Rental and service                       $    1,970,579  $    6,585,531
  Interest on short-term investments               42,714          64,526
                                           --------------- ---------------
    Total income                                2,013,293       6,650,057
                                           --------------- ---------------

Expenses:
  Interest on mortgage notes payable              771,770       2,058,810
  Interest on short-term loans from an
    affiliate                                                     189,838
  Depreciation                                    246,374         907,424
  Amortization of deferred expenses                31,315          87,602
  Property operating                              910,024       2,668,878
  Real estate taxes                               193,078         572,765
  Property management fees                        103,726         318,838
  Other expenses                                  176,685
  Administrative                                  185,518         380,798
                                           --------------- ---------------
    Total expenses                              2,618,490       7,184,953
                                           --------------- ---------------
Loss before gains on sale of properties,
  participation in joint ventures
  and extraordinary items                        (605,197)       (534,896)

Gains on sale of properties                    12,350,293      24,331,787

Affiliates' participation in income
  from joint ventures                                          (3,288,528)
                                           --------------- ---------------
Income before extraordinary items              11,745,096      20,508,363
                                           --------------- ---------------
Extraordinary items:
  Debt extinguishment expense                    (921,926)       (360,073)
  Affiliate's participation in debt
    extinguishment expense                                         20,945
                                           --------------- ---------------
    Total extraordinary items                    (921,926)       (339,128)
                                           --------------- ---------------
Net income                                 $   10,823,170  $   20,169,235
                                           =============== ===============

                     BALCOR REALTY INVESTORS 84-SERIES II,
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Maryland Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the six months ended June 30, 1997 and 1996
                                (Unaudited)
                                (Continued)


                                                 1997            1996
                                           --------------- ---------------
Income before extraordinary
  items allocated to General Partner       $      145,067  $      205,083
                                           =============== ===============
Income before extraordinary
  items allocated to Limited Partners      $   11,600,029  $   20,303,280
                                           =============== ===============
Income before extraordinary
  items per Limited Partnership Interest
  (87,037 issued and outstanding)          $       133.28  $       233.27
                                           =============== ===============
Extraordinary items allocated to
  General Partner                          $      (11,387) $       (3,391)
                                           =============== ===============
Extraordinary items allocated to
  Limited Partners                         $     (910,539) $     (335,737)
                                           =============== ===============
Extraordinary items per Limited
  Partnership Interest (87,037 issued
  and outstanding)                         $       (10.46) $        (3.86)
                                           =============== ===============
Net income allocated to General Partner    $      133,680  $      201,692
                                           =============== ===============
Net income allocated to Limited Partners   $   10,689,490  $   19,967,543
                                           =============== ===============
Net income per Limited Partnership Interest
  (87,037 issued and outstanding)          $       122.82  $       229.41
                                           =============== ===============
Distribution to Limited Partners           $      870,370            None
                                           =============== ===============
Distribution per Limited Partnership
  Interest (87,037 issued and outstanding) $        10.00            None
                                           =============== ===============


The accompaying notes are an integral part of the financial statements.

                     BALCOR REALTY INVESTORS 84-SERIES II,
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Maryland Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                 for the quarters ended June 30, 1997 and 1996
                                  (Unaudited)

                                                1997            1996
                                           --------------- ---------------
Income:
  Rental and service                       $      880,147  $    2,724,660
  Interest on short-term investments               27,294          42,179
                                           --------------- ---------------
    Total income                                  907,441       2,766,839
                                           --------------- ---------------

Expenses:
  Interest on mortgage notes payable              370,879         692,089
  Interest on short-term loans from an
    affiliate                                                      62,120
  Depreciation                                    112,360         381,412
  Amortization of deferred expenses                13,949          36,303
  Property operating                              461,285       1,281,618
  Real estate taxes                                92,003         250,342
  Property management fees                         47,795         146,669
  Other expenses                                  176,685
  Administrative                                   97,315         278,100
                                           --------------- ---------------
    Total expenses                              1,372,271       3,128,653
                                           --------------- ---------------
Loss before gains on sale of properties,
  participation in joint ventures
  and extraordinary items                        (464,830)       (361,814)

Gains on sale of properties                    12,350,293      22,968,356

Affiliates' participation in income
  from joint ventures                                          (3,057,338)
                                           --------------- ---------------
Income before extraordinary items              11,885,463      19,549,204
                                           --------------- ---------------
Extraordinary items:
  Debt extinguishment expense                    (921,926)       (360,073)
  Affiliate's participation in debt
    extinguishment expense                                         20,945
                                           --------------- ---------------
    Total extraordinary items                    (921,926)       (339,128)
                                           --------------- ---------------
Net income                                 $   10,963,537  $   19,210,076
                                           =============== ===============

                     BALCOR REALTY INVESTORS 84-SERIES II,
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Maryland Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                 for the quarters ended June 30, 1997 and 1996
                                  (Unaudited)
                                  (Continued)


                                                1997            1996
                                           --------------- ---------------
Income before extraordinary
  items allocated to General Partner       $      146,471  $      195,491
                                           =============== ===============
Income before extraordinary
  items allocated to Limited Partners      $   11,738,992  $   19,353,713
                                           =============== ===============
Income before extraordinary
  items per Limited Partnership Interest
  (87,037 issued and outstanding)          $       134.88  $       222.36
                                           =============== ===============
Extraordinary items allocated to
  General Partner                          $      (11,387) $       (3,391)
                                           =============== ===============
Extraordinary items allocated to
  Limited Partners                         $     (910,539) $     (335,737)
                                           =============== ===============
Extraordinary items per Limited
  Partnership Interest (87,037 issued
  and outstanding)                         $       (10.46) $        (3.86)
                                           =============== ===============
Net income allocated to General Partner    $      135,084  $      192,100
                                           =============== ===============
Net income allocated to Limited Partners   $   10,828,453  $   19,017,976
                                           =============== ===============
Net income per Limited Partnership Interest
  (87,037 issued and outstanding)          $       124.42  $       218.50
                                           =============== ===============


The accompanying notes are an integral part of the financial statments.

                     BALCOR REALTY INVESTORS 84-SERIES II,
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Maryland Limited Partnership)

                             STATEMENTS OF CASH FLOWS
                for the six months ended June 30, 1997 and 1996
                                  (Unaudited)

                                                 1997            1996
                                           --------------- ---------------
Operating activities:
  Net income                               $   10,823,170  $   20,169,235
  Adjustments to reconcile net income to
    net cash used in operating activities:
      Debt extinguishment expense                 169,108         188,412
      Affiliates' participation in debt
        extinguishment expense                                    (20,945)
      Gains on sale of properties             (12,350,293)    (24,331,787)
      Affiliates' participation in income
        from joint ventures                                     3,288,528
      Depreciation of properties                  246,374         907,424
      Amortization of deferred expenses            31,315          87,602
      Net change in:
        Escrow deposits                           634,200         474,808
        Accounts and accrued
          interest receivable                    (235,308)       (556,818)
        Prepaid expenses                           44,776          (1,072)
        Accounts payable                          (28,208)         10,283
        Due to affiliates                         (51,951)        (72,675)
        Accrued liabilities                      (147,601)       (641,451)
        Security deposits                        (125,211)       (138,175)
                                           --------------- ---------------
  Net cash used in operating activities          (989,629)       (636,631)
                                           --------------- ---------------
Investing activities:
  Proceeds from sale of properties             24,725,000      58,215,000
  Payment of selling costs                       (559,512)     (1,069,817)
  Escrow deposits - restricted                   (100,000)
                                           --------------- ---------------
  Net cash provided by investing activities    24,065,488      57,145,183
                                           --------------- ---------------
Financing activities:
  Distribution to Limited Partners               (870,370)
  Deemed distribution to Limited Partners        (359,486)
  Distributions to joint venture partners-
    affiliates                                                 (1,753,050)
  Repayment of loans payable-affiliate                         (8,385,555)
  Principal payments on mortgage notes
    payable                                       (25,686)       (495,603)
  Repayment of mortgage notes payable         (17,186,055)    (40,464,579)
                                           --------------- ---------------
  Net cash used in financing activities       (18,441,597)    (51,098,787)
                                           --------------- ---------------

                     BALCOR REALTY INVESTORS 84-SERIES II,
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Maryland Limited Partnership)

                             STATEMENTS OF CASH FLOWS
                for the six months ended June 30, 1997 and 1996
                                  (Unaudited)

                                                   1997            1996
                                             --------------- ---------------
Net change in cash and cash equivalents         4,634,262       5,409,765

Cash and cash equivalents at beginning
  of year                                       2,025,727         419,227
                                           --------------- ---------------
Cash and cash equivalents at end of period $    6,659,989  $    5,828,992
                                           =============== ===============


The accompanying notes are an integral part of the financial statments.

                     BALCOR REALTY INVESTORS 84-SERIES II,
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Maryland Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policies:

(a) In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the six months and quarter ended June 30, 1997, and all such adjustments are of a normal and recurring nature.

(b) A reclassification has been made to the previously reported 1996 financial statements in order to provide comparability with the 1997 statements. This reclassification has not changed the 1996 results.

(c) For financial statement purposes, in previous years partners were allocated income and loss in accordance with the provisions in the Partnership Agreement. In order for the capital accounts of the General Partner and Limited Partners to appropriately reflect their respective remaining economic interests as provided for in the Partnership Agreement, the General Partner was allocated additional income during 1997 for financial statement purposes.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1996, the Partnership sold six properties. During June 1997, the Partnership sold its remaining two properties, the Spring Creek and Park Colony apartment complexes. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed below in Note 8 of Notes to Financial Statements. In the absence of any such contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency exists, reserves may be held by the Partnership for a longer period of time.

3. Interest Expense:

During the six months ended June 30, 1997 and 1996, the Partnership incurred interest expense on mortgage notes payable of $771,770 and $2,058,810 and paid interest expense of $738,380 and $2,386,493, respectively.

4. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the six months and quarter ended June 30, 1997 were:

                                           Paid
                                    ----------------------
                                     Six Months    Quarter      Payable
                                    ------------  ---------    ----------

   Reimbursement of expenses to
     the General Partner, at cost   $ 100,821      $87,310     $ 82,111


During the six months ended June 30, 1996, the Partnership repaid the General Partner loan, primarily with proceeds from the sales of the Seabrook, La Contenta and Meadow Creek apartment complexes. During the six months ended June 30, 1996, the Partnership incurred interest expense of $189,838 and paid interest expense of $277,324 on these loans. Interest expense was computed at the American Express Company cost of funds rate plus a spread to cover administrative expenses. The interest rate was 5.911% at the date of the loan repayment.

5. Property Sales:

(a) In June 1997, the Partnership sold the Spring Creek Apartments in an all cash sale for $10,225,000. From the proceeds of the sale, the Partnership paid $7,297,746 to the third party mortgage holder in full satisfaction of the first mortgage loan, $244,437 in selling costs and $218,932 in prepayment penalties. The basis of the property was $5,093,533, which is net of accumulated depreciation of $3,509,545. For financial statement purposes, the Partnership recognized a gain of $4,887,030 from the sale of this property.

(b) In June 1997, the Partnership sold the Park Colony Apartments in an all cash sale for $14,500,000. From the proceeds of the sale, the Partnership paid $9,888,309 to the third party mortgage holder in full satisfaction of the first mortgage loan, $315,075 in selling costs and $533,886 in prepayment penalties. In addition, the Partnership paid a state withholding tax of $359,486 on behalf of the Limited Partners relating to the gain on the sale of the property, which has been recorded as a deemed distribution for financial statement purposes. The basis of the property was $6,721,662 which is net of accumulated depreciation of $5,028,394. For financial statement purposes, the Partnership recognized a gain of $7,463,263 from the sale of this property.

6. Extraordinary Item:

In connection with the sales of the Spring Creek and Park Colony apartment complexes in June 1997, the Partnership paid $752,818 in prepayment penalties and wrote off the remaining unamortized deferred expenses of $169,108. These amounts were recognized as an extraordinary item and classified as debt extinguishment expense.

7. Other Expense:

In connection with the 1996 sale of Meadow Creek Apartments, the Partnership paid $176,685 in April 1997 for a state income tax liability related to the gain on sale, which has been recorded as other expense for financial statement purposes.

8. Contingencies:

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

9. Subsequent Event:

In July 1997, the Partnership made a distribution of $1,305,555 ($15.00 per Interest) to the holders of Limited Partnership Interests representing a special distribution of available Net Cash Proceeds from the sale of Spring Creek Apartments.

                     BALCOR REALTY INVESTORS 84-SERIES II,
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Maryland Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Realty Investors 84-Series II, A Real Estate Limited Partnership (the "Partnership") is a limited partnership formed in 1983 to invest in and operate income-producing real property. The Partnership raised $87,037,000 through the sale of Limited Partnership Interests and utilized these proceeds to acquire fourteen real property investments. Prior to 1996, the Partnership disposed of six of these properties. The Partnership sold six properties during 1996 and the remaining two properties in 1997.

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

Operations
----------

Summary of Operations
---------------------

The Partnership recognized substantially larger gains in connection with the sales of five of its properties in 1996 as compared to the gains recognized during 1997 related to the sale of two of its properties. This was the primary reason net income decreased during the six months and quarter ended June 30, 1997 as compared to the same periods in 1996. Further discussion of the Partnership's operations is summarized below.

1997 Compared to 1996
---------------------

Unless otherwise noted, discussions of fluctuations between 1997 and 1996 refer to both the six months and quarters ended June 30, 1997 and 1996.

In June 1997 the Partnership sold the Spring Creek and Park Colony apartment complexes and recognized gains in connection with these sales of $12,350,293. During the six months ended June 30, 1996, the Partnership sold the La Contenta, Meadow Creek, Ridgetree - Phase II, Rosehill Pointe and Seabrook apartment complexes and recognized gains in connection with these sales of $24,331,787. The sales of these properties and Westwood Village Apartments in November 1996 resulted in decreases in rental and service income, interest expense on mortgage notes payable, depreciation, amortization, property operating expenses, real estate taxes and property management fees during 1997 as compared to 1996.

Due to higher average cash balances resulting from the investment of net proceeds received in connection with the 1996 sales of Meadow Creek, Ridgetree
- Phase II and Rosehill Pointe apartment complexes prior to distribution to

Limited Partners in July 1996, interest income on short-term investments decreased during 1997 as compared to 1996.

Due to the repayment in full of the short-term loan from an affiliate during June 1996 with proceeds from the sales of the Seabrook, La Contenta and Meadow Creek apartment complexes, interest expense on short-term loans from an affiliate ceased during 1996.

In connection with the 1996 sale of Meadow Creek Apartments, the Partnership paid $176,685 in April 1997 for a state income tax liability related to the gain on sale, which has been recorded as other expense for financial statement purposes.

The Partnership incurred higher professional fees during 1996 in connection with the valuation of the Partnership's assets. In addition, legal and portfolio management fees decreased during 1997 due to the sale of the Partnership's properties. As a result, administrative expenses decreased during 1997 as compared to 1996.

Due to the sales of the Rosehill Pointe and Seabrook apartment complexes in 1996, affiliates' participation in income from joint ventures, which included the affiliates' share of the gains on the sales of these properties, ceased during 1996.

In connection with the sales of the Spring Creek and Park Colony apartment complexes in 1997, the Partnership paid $752,818 in prepayment penalties and wrote off the remaining unamortized deferred expenses of $169,108. In addition, in connection with the sales of the LaContenta, Meadow Creek, Ridgetree - Phase II and Rosehill Pointe apartment complexes in 1996, the Partnership paid $171,661 in prepayment penalties and wrote off the remaining unamortized deferred expenses of $188,412, the total of which includes $20,945 representing the Rosehill Pointe Apartments affiliate's share. These amounts were recorded as extraordinary items and classified as debt extinguishment expense for financial statement purposes.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership increased by approximately $4,634,000 as of June 30, 1997 when compared to December 31, 1996 primarily due to the net proceeds received from the sale of the Partnership's remaining two properties. The Partnership used cash of approximately $990,000 to fund its operating activities. The payment of administrative expenses, prepayment penalties relating to the two property sales, an expense for a state income tax liability related to a gain on a 1996 property sale and expenditures relating to the fire damage incurred at the Spring Creek Apartments was partially offset by the cash flow generated by the Partnership's properties, interest income earned on short-term investments and the collection of certain escrow deposits related to sold properties. The Partnership expects to be reimbursed by its insurance carrier for the cost of the fire damage to the Spring Creek Apartments, less the deductible. The Partnership received cash of approximately $24,065,000 from its investing activities consisting of net proceeds received in connection with the sales of the Partnership's remaining two properties. Financing activities consisted of a distribution of sale proceeds of approximately $870,000 to Limited Partners, a deemed distribution to Limited Partners of approximately $359,000 representing a state withholding tax related to the sale of Park Colony Apartments, principal payments on mortgage notes payable of approximately $26,000 and the repayment of mortgage notes payable of approximately $17,186,000. In addition, in July 1997, the Partnership made a special distribution of $1,305,555 to Limited Partners, as discussed below.

During 1996, the Partnership sold six properties. During June 1997, the Partnership sold its remaining two properties, the Spring Creek and Park Colony apartment complexes. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed in Note 8 of Notes to Financial Statements. In the absence of any such contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency exists, reserves may be held by the Partnership for a longer period of time.

In June 1997, the Partnership sold the Spring Creek Apartments in an all cash sale for $10,225,000. From the proceeds of the sale, the Partnership paid $7,297,746 to the third party mortgage holder in full satisfaction of the first mortgage loan, $244,437 in selling costs and $218,932 in prepayment penalties. Pursuant to the terms of the sale, $250,000 of the proceeds will be retained by the Partnership until October 1997. The remainder of the available proceeds were distributed to Limited Partners in July 1997. See Note 5 of Notes to Financial Statements for additional information.

In June 1997, the Partnership sold the Park Colony Apartments in an all cash sale for $14,500,000. From the proceeds of the sale, the Partnership paid $9,888,309 to the third party mortgage holder in full satisfaction of the first mortgage loan, $315,075 in selling costs and $533,886 in prepayment penalties. In addition, the Partnership paid a state withholding tax of $359,486 on behalf of the Limited Partners relating to the gain on sale of the property. Pursuant to the terms of the sale, $100,000 of the sale proceeds was placed in escrow and was not to be disbursed until the later of the settlement of any claims by the purchaser or August 1, 1997. Of the escrow amount approximately $92,600 is expected to be disbursed to the Partnership in August 1997. The balance of approximately $7,400 will remain in the escrow account pending the resolution of additional claims which have been presented by the purchaser. The available proceeds will be distributed to Limited Partners in October 1997. See Note 5 of Notes to Financial Statements for additional information.

In July 1997, the Partnership made a distribution of $1,305,555 ($15.00 per Interest) to the holders of Limited Partnership Interests representing a special distribution of available Net Cash Proceeds from the sale of Spring Creek Apartments. Including the July 1997 distribution, Limited Partners have received distributions of Net Cash Proceeds totaling $83 per $1,000 Interest, as well as certain tax benefits. The Partnership expects to make a distribution from available proceeds from the Park Colony Apartments sale and the release of the Spring Creek Apartments holdback in October 1997. Investors will not recover a substantial portion of their original investment.

                     BALCOR REALTY INVESTORS 84-SERIES II,
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Maryland Limited Partnership)

                          PART II - OTHER INFORMATION

Item 5.  Other Information
--------------------------

Park Colony Apartments
----------------------

As previously reported, on April 30, 1997, the Partnership contracted to sell Park Colony Apartments, Gwinnett County, Georgia, to an unaffiliated party, Ambassador VIII, L.P., a Delaware limited partnership, for a sale price of $14,500,000. The sale closed on June 27, 1997. From the proceeds of the sale, the Partnership repaid the outstanding balance of the first mortgage loan of $9,888,309 and paid $533,886 in prepayment penalties, $290,000 as a brokerage commission to an affiliate of the third party providing property management services for the property, $359,486 on behalf of the Limited Partners for a state withholding tax relating to the gain on the sale of the property and $25,075 in closing costs. In addition, $100,000 was placed in escrow and was not to be disbursed until the later of the settlement of any claims by the purchaser or August 1, 1997. Of the escrow amount, approximately $92,600 is expected to be disbursed to the Partnership in August 1997. The balance of approximately $7,400 will remain in the escrow account pending the resolution of additional claims which have been presented by the purchaser. The Partnership received sale proceeds of approximately $3,403,000.

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

(d)(i) Agreement of Sale and attachment thereto relating to the sale of Park Colony Apartments, previously filed as Exhibit (10)(d)(i) to the Registrant's Report on Form 10-Q for the quarter ended March 31, 1997 is incorporated herein by reference.

(ii) First Amendment to Agreement of Sale relating to the sale of Park Colony Apartments, previously filed as Exhibit (10)(d)(ii) to the Registrant's Report on Form 10-Q for the quarter ended March 31, 1997 is incorporated herein by reference.

(iii) Second Amendment to Agreement of Sale relating to the sale of Park Colony Apartments, Gwinnett County, Georgia, is attached hereto.

(iv) Third Amendment to Agreement of Sale relating to the sale of Park Colony Apartments, previously filed as Exhibit (99) to the Registrant's Report on Form 8-K dated May 30, 1997 is incorporated herein by reference.

(e) Agreement of Sale and attachment thereto relating to the sale of Spring Creek Apartments previously filed as Exhibit (2) to the Registrant's Report on Form 8-K dated May 30, 1997 is incorporated herein by reference.

(27) Financial Data Schedule of the Registrant for the six months ended June 30, 1997 is attached hereto.

(b) Reports on Form 8-K: A Current Report on Form 8-K dated May 30, 1997 was filed reporting the contract to sell the Spring Creek Apartments in Columbus, Ohio and the extension of the sale of Park Colony Apartments in Gwinnett County, Georgia.

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

                            By: /s/Jayne A. Kosik
                                ---------------------------------
                                Jayne A. Kosik
                                Managing Director and Chief
                                Financial Officer (Principal Accounting
                                Officer) of Balcor Partners-84 II, Inc., the
                                General Partner


Date: August 14, 1997
      ---------------------------