Form 10-Q
period 1997-09-30
BALCOR REALTY INVESTORS 84 SERIES II
filed 1997-11-07
CIK 740582

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1997
                               ------------------
                                      OR

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

                                BALANCE SHEETS
                   September 30, 1997 and December 31, 1996
                                  (Unaudited)

                                    ASSETS

                                                 1997            1996
                                             -------------   -------------
Cash and cash equivalents                    $  6,205,312    $  2,025,727
Escrow deposits                                                   634,200
Accounts and accrued interest receivable           41,548         648,039
Prepaid expenses                                                   44,776
Deferred expenses, net of accumulated
  amortization of $187,891 in 1996                                200,423
                                             -------------   -------------
                                                6,246,860       3,553,165
                                             -------------   -------------
Investment in real estate:
  Land                                                          2,714,509
  Buildings and improvements                                   17,638,625
                                                             -------------
                                                               20,353,134
  Less accumulated depreciation                                 8,291,565
                                                             -------------
Investment in real estate, net of
  accumulated depreciation                                     12,061,569
                                             -------------   -------------
                                             $  6,246,860    $ 15,614,734
                                             =============   =============

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Accounts payable                             $     25,991    $     66,808
Due to affiliates                                  61,846         134,062
Accrued real estate taxes                                         147,601
Security deposits                                                 125,211
Mortgage notes payable                                         17,211,741
                                             -------------   -------------
  Total liabilities                                87,837      17,685,423
                                             -------------   -------------
Commitments and contingencies

Limited Partners' capital (deficit)
  (87,037 interests issued and outstanding)     6,756,085      (1,343,455)
General Partner's deficit                        (597,062)       (727,234)
                                             -------------   -------------
  Total partners' capital (deficit)             6,159,023      (2,070,689)
                                             -------------   -------------
                                             $  6,246,860    $ 15,614,734
                                             =============   =============

The accompanying notes are an integral part of the financial statements.

                     BALCOR REALTY INVESTORS 84-SERIES II,
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Maryland Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the nine months ended September 30, 1997 and 1996
                                  (Unaudited)

                                                 1997            1996
                                             -------------   -------------
Income:
  Rental and service                         $  1,970,579    $  8,144,984
  Interest on short-term investments              127,768          78,982
                                             -------------   -------------
    Total income                                2,098,347       8,223,966
                                             -------------   -------------
Expenses:
  Interest on mortgage notes payable              771,770       2,576,015
  Interest on short-term loans from
    an affiliate                                                  189,838
  Depreciation                                    246,374       1,096,062
  Amortization of deferred expenses                31,315         111,029
  Property operating                              996,240       3,486,440
  Real estate taxes                               193,078         690,293
  Property management fees                        103,726         390,289
  Other expenses                                  176,685
  Administrative                                  242,403         498,256
                                             -------------   -------------
    Total expenses                              2,761,591       9,038,222
                                             -------------   -------------
Loss before gains on sale of properties,
  participation in joint ventures and
  extraordinary items                            (663,244)       (814,256)

Gains on sale of properties                    12,350,293      24,331,787

Affiliates' participation in income
  from joint ventures                                          (3,288,528)
                                             -------------   -------------
Income before extaordinary items               11,687,049      20,229,003
                                             -------------   -------------
Extraordinary items:
  Debt extinguishment expense                    (921,926)       (360,073)
  Affiliate's participation in debt
    extinguishment expense                                         20,945
                                             -------------   -------------
    Total extraordinary items                    (921,926)       (339,128)
                                             -------------   -------------
Net income                                   $ 10,765,123    $ 19,889,875
                                             =============   =============

The accompanying notes are an integral part of the financial statements.

                     BALCOR REALTY INVESTORS 84-SERIES II,
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Maryland Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the nine months ended September 30, 1997 and 1996
                                  (Unaudited)
                                  (Continued)

                                                 1997            1996
                                             -------------   -------------
Income before extaordinary items
  allocated to General Partner               $    141,559    $    202,290
                                             =============   =============
Income before extaordinary items
  allocated to Limited Partners              $ 11,545,490    $ 20,026,713
                                             =============   =============
Income before extaordinary items
  per Limited Partnership Interest(87,037
  issued and outstanding)                    $     132.65    $     230.10
                                             =============   =============
Extraordinary items allocated to
  General Partner                            $    (11,387)   $     (3,391)
                                             =============   =============
Extraordinary items allocated to
  Limited Partners                           $   (910,539)   $   (335,737)
                                             =============   =============
Extraordinary items per Limited
  Partnership Interest (87,037 issued
  and outstanding)                           $     (10.46)   $      (3.86)
                                             =============   =============
Net income allocated to
  General Partner                            $    130,172    $    198,899
                                             =============   =============
Net income allocated to
  Limited Partners                           $ 10,634,951    $ 19,690,976
                                             =============   =============
Net income per Limited Partnership
  Interests (87,037 issued and outstanding)  $     122.19    $     226.24
                                             =============   =============
Distributions to Limited Partners            $  2,175,925    $  4,177,776
                                             =============   =============
Distributions per Limited Partnership
  Interest (87,037 issued and outstanding)   $      25.00    $      48.00
                                             =============   =============

The accompanying notes are an integral part of the financial statements.

                     BALCOR REALTY INVESTORS 84-SERIES II,
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Maryland Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
              for the quarters ended September 30, 1997 and 1996
                                  (Unaudited)

                                                  1997            1996
                                             -------------   -------------
Income:
  Rental and service                                         $  1,559,453
  Interest on short-term investments         $     85,054          14,456
                                             -------------   -------------
    Total income                                   85,054       1,573,909
                                             -------------   -------------
Expenses:
  Interest on mortgage notes payable                              517,205
  Depreciation                                                    188,638
  Amortization of deferred expenses                                23,427
  Property operating                               86,216         817,562
  Real estate taxes                                               117,528
  Property management fees                                         71,451
  Administrative                                   56,885         117,458
                                             -------------   -------------
    Total expenses                                143,101       1,853,269
                                             -------------   -------------
Net loss                                     $    (58,047)   $   (279,360)
                                             =============   =============
Net loss allocated to General Partner        $     (3,508)   $     (2,793)
                                             =============   =============
Net loss allocated to Limited Partners       $    (54,539)   $   (276,567)
                                             =============   =============
Net loss per Limited Partnership Interest
  (87,037 issued and outstanding)            $      (0.63)   $      (3.17)
                                             =============   =============
Distribution to Limited Partners             $  1,305,555    $  4,177,776
                                             =============   =============
Distribution per Limited Partnership
  Interest (87,037 issued and outstanding)   $      15.00    $      48.00
                                             =============   =============

The accompanying notes are an integral part of the financial statements.

                     BALCOR REALTY INVESTORS 84-SERIES II,
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Maryland Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the nine months ended September 30, 1997 and 1996
                                  (Unaudited)

                                                  1997            1996
                                             -------------   -------------
Operating activities:
  Net income                                 $ 10,765,123    $ 19,889,875
  Adjustments to reconcile net income to
    net cash used in operating activities:
      Debt extinguishment expense                 169,108         188,412
      Affiliate's participation in debt
        extinguishment expense                                    (20,945)
      Gains on sale of properties             (12,350,293)    (24,331,787)
      Affiliates' participation in income
        from joint ventures                                     3,288,528
      Depreciation of properties                  246,374       1,096,062
      Amortization of deferred expenses            31,315         111,029
      Net change in:
        Escrow deposits                           634,200         540,535
        Accounts and accrued interest
          receivable                              606,491        (648,824)
        Prepaid expenses                           44,776          42,259
        Accounts payable                          (40,817)        (37,795)
        Due to affiliates                         (72,216)        (53,183)
        Accrued liabilities                      (147,601)       (607,888)
        Security deposits                        (125,211)       (135,777)
                                             -------------   -------------

  Net cash used in operating activities          (238,751)       (679,499)
                                             -------------   -------------
Investing activities:
  Proceeds from sale of properties             24,725,000      58,215,000
  Payment of selling costs                       (559,512)     (1,069,817)
                                             -------------   -------------
  Net cash provided by investing activities    24,165,488      57,145,183
                                             -------------   -------------
Financing activities:
  Distributions to Limited Partners            (2,175,925)     (4,177,776)
  Deemed distribution to Limited Partners        (359,486)
  Distributions to joint venture partners-
    affiliates                                                 (1,753,050)
  Repayment of loans payable-affiliate                         (8,385,555)
  Principal payments on mortgage notes
    payable                                       (25,686)       (571,458)
  Repayment of mortgage notes payable         (17,186,055)    (40,464,579)
                                             -------------   -------------
  Net cash used in financing activities       (19,747,152)    (55,352,418)
                                             -------------   -------------

The accompanying notes are an integral part of the financial statements.

                     BALCOR REALTY INVESTORS 84-SERIES II,
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Maryland Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the nine months ended September 30, 1997 and 1996
                                  (Unaudited)
                                  (Continued)

                                                   1997            1996
                                               -------------   -------------
Net change in cash and cash equivalents         4,179,585       1,113,266
Cash and cash equivalents at beginning
  of year                                       2,025,727         419,227
                                             -------------   -------------
Cash and cash equivalents at end of period   $  6,205,312    $  1,532,493
                                             =============   =============

The accompanying notes are an integral part of the financial statements.

                     BALCOR REALTY INVESTORS 84-SERIES II,
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Maryland Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policies:

(a) In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the nine months and quarter ended September 30, 1997, and all such adjustments are of a normal and recurring nature.

(b) Several reclassifications have been made to the previously reported 1996 financial statements in order to provide comparability with the 1997 statements. These reclassifications have not changed the 1996 results.

(c) For financial statement purposes, in previous years partners were allocated income and loss in accordance with the provisions in the Partnership Agreement. In order for the capital accounts of the General Partner and Limited Partners to appropriately reflect their remaining economic interests as provided for in the Partnership Agreement, income allocations between the partners have been adjusted for financial statement purposes in 1997.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1996, the Partnership sold six properties. During June 1997, the Partnership sold its remaining two properties, the Spring Creek and Park Colony apartment complexes. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed below in Note 8 of Notes to Financial Statements. In the absence of any such contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency continues to exist or arises, reserves may be held by the Partnership for a longer period of time.

3. Interest Expense:

During the nine months ended September 30, 1997 and 1996, the Partnership incurred interest expense on mortgage notes payable of $771,770 and $2,576,015 and paid interest expense of $738,380 and $2,903,698, respectively.

4. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the nine months and quarter ended September 30, 1997 were:

                                           Paid
                                    ----------------------
                                    Nine Months    Quarter      Payable
                                    ------------  ---------    ----------
   Reimbursement of expenses to
     the General Partner, at cost     $ 125,648    $ 24,827     $ 61,846

During the six months ended June 30, 1996, the Partnership repaid the General Partner loan, primarily with proceeds from the sales of the Seabrook, La Contenta and Meadow Creek apartment complexes. During the nine months ended September 30, 1996, the Partnership incurred interest expense of $189,838 and paid interest expense of $277,324 on these loans. Interest expense was computed at the American Express Company cost of funds rate plus a spread to cover administrative expenses. The interest rate was 5.911% at the date of the loan repayment.

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

9. Subsequent Event:

In October 1997, the Partnership made a distribution of $3,307,406 ($38.00 per Interest) to the holders of Limited Partnership Interests representing a special distribution of available Net Cash Proceeds from the sales of Park Colony and Spring Creek apartment complexes.

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

Operations
----------

Summary of Operations
---------------------

The Partnership recognized substantially larger gains in connection with the sales of five of its properties in 1996 as compared to the gains recognized during 1997 related to the sales of two of its properties. As a result, the Partnership recognized a decrease in net income during the nine months ended September 30, 1997 as compared to the same period in 1996. The Partnership recognized a decrease in the net loss during the quarter ended September 30, 1997 as compared to the same period in 1996 due to the sales of its remaining properties in the fourth quarter of 1996 and the second quarter of 1997. Further discussion of the Partnership's operations is summarized below.

1997 Compared to 1996
---------------------

Unless otherwise noted, discussions of fluctuations between 1997 and 1996 refer to both the nine months and quarters ended September 30, 1997 and 1996.

In June 1997 the Partnership sold the Spring Creek and Park Colony apartment complexes and recognized gains in connection with these sales of $12,350,293. During the nine months ended September 30, 1996, the Partnership sold the La Contenta, Meadow Creek, Ridgetree - Phase II, Rosehill Pointe and Seabrook apartment complexes and recognized gains in connection with these sales of $24,331,787. The sales of these properties and Westwood Village Apartments in November 1996 resulted in decreases in rental and service income, interest expense on mortgage notes payable, depreciation, amortization, property operating expenses, real estate taxes and property management fees during 1997 as compared to 1996.

Due to higher average cash balances resulting from the investment of a portion of the net proceeds received by the Partnership from the June 1997 sales of Spring Creek and Park Colony apartment complexes prior to distribution to Limited Partners in October 1997, interest income on short-term investments increased during 1997 as compared to 1996.

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

The Partnership incurred higher professional fees during the second quarter of 1996 in connection with the valuation of the Partnership's assets. In addition, legal and portfolio management fees decreased during 1997 due to the sale of the Partnership's properties. As a result, administrative expenses decreased during 1997 as compared to 1996.

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

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership increased by approximately $4,180,000 as of September 30, 1997 when compared to December 31, 1996 primarily due to the net proceeds received from the sale of the Partnership's remaining two properties, which was partially offset by distributions to Limited Partners. The Partnership used cash of approximately $239,000 to fund its operating activities. The payment of administrative expenses, prepayment penalties relating to the two property sales, an expense for a state income tax liability related to a gain on a 1996 property sale and non-reimburseable expenditures relating to the fire damage incurred at the Spring Creek Apartments was partially offset by the net cash flow generated by the Partnership's properties, interest income earned on short-term investments, the collection of certain escrow deposits related to sold properties and insurance reimbursements for a portion of the costs of the fire damage to the Spring Creek Apartments.

The Partnership received cash of approximately $24,165,000 from its investing activities consisting of net proceeds received in connection with the sales of the Partnership's remaining two properties. Financing activities consisted of a distribution of sale proceeds of approximately $2,176,000 to Limited Partners, a deemed distribution to Limited Partners of approximately $359,000 representing a state withholding tax related to the sale of Park Colony Apartments, principal payments on mortgage notes payable of approximately $26,000 and the repayment of mortgage notes payable of approximately $17,186,000. In addition, in October 1997, the Partnership made a special distribution of $3,307,406 to Limited Partners, as discussed below.

During 1996, the Partnership sold six properties. During June 1997, the Partnership sold its remaining two properties, the Spring Creek and Park Colony apartment complexes. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed in Note 8 of Notes to Financial Statements. In the absence of any such contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency continues to exist or arises, reserves may be held by the Partnership for a longer period of time.

In June 1997, the Partnership sold the Spring Creek Apartments in an all cash sale for $10,225,000. From the proceeds of the sale, the Partnership paid $7,297,746 to the third party mortgage holder in full satisfaction of the first mortgage loan, $244,437 in selling costs and $218,932 in prepayment penalties. Pursuant to the terms of the sale, $250,000 of the proceeds was retained by the Partnership until October 1997, at which time the funds were released in full. The available proceeds were distributed to Limited Partners in July and October 1997. See Note 5 of Notes to Financial Statements for additional information.

In June 1997, the Partnership sold the Park Colony Apartments in an all cash sale for $14,500,000. From the proceeds of the sale, the Partnership paid $9,888,309 to the third party mortgage holder in full satisfaction of the first mortgage loan, $315,075 in selling costs and $533,886 in prepayment penalties. In addition, the Partnership paid a state withholding tax of $359,486 on behalf of the Limited Partners relating to the gain on sale of the property. Pursuant to the terms of the sale, $100,000 of the sale proceeds was placed in escrow and was not to be disbursed until the later of the settlement of any claims by the purchaser or August 1, 1997. Of the escrow amount, approximately $94,100 was disbursed to the Partnership in August 1997 and the balance of approximately $5,900 was paid to the purchaser to settle the remaining claims. The available proceeds were distributed to Limited Partners in October 1997. See Note 5 of Notes to Financial Statements for additional information.

In October 1997, the Partnership made a distribution of $3,307,406 ($38.00 per Interest) to the holders of Limited Partnership Interests representing a special distribution of available Net Cash Proceeds from the sale of Park Colony and Spring Creek apartment complexes. Since all of the Partnership's properties have been sold, no additional quarterly distributions are expected.

Including the October 1997 distribution, Limited Partners have received distributions of Net Cash Proceeds totaling $121 per $1,000 Interest, as well as certain tax benefits. Investors will not recover a substantial portion of their original investment.

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

(iii) Second Amendment to Agreement of Sale relating to the sale of Park Colony Apartments, Gwinnett County, Georgia, previously filed as Exhibit (10)(d)(iii) to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1997 is incorporated herein by reference.

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

(27) Financial Data Schedule of the Registrant for the nine months ended September 30, 1997 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended September 30, 1997.

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


Date: November 7, 1997
      ---------------------------