Form 10-K
period 1997-12-31
BALCOR REALTY INVESTORS 84 SERIES II
filed 1998-03-17
CIK 740582

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                      FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1997
                          -----------------
                                      OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from               to
                               -------------    -------------
Commission file number 0-13334
                       -------

                     BALCOR REALTY INVESTORS 84-SERIES II,
                       A REAL ESTATE LIMITED PARTNERSHIP
             -----------------------------------------------------
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

Item 1. Business
----------------

Balcor Realty Investors 84-Series II, A Real Estate Limited Partnership (the "Registrant") is a limited partnership formed in 1983 and governed by the laws of the State of Maryland. The Registrant raised $87,037,000 from sales of Limited Partnership Interests. The Registrant has retained cash reserves from the sale of its real estate investments for contingencies which exist or may arise. The Registrant's operations currently consist of interest income earned on short-term investments and the payment of administrative expenses.

The Registrant utilized the net offering proceeds to acquire fourteen real property investments and has since disposed of all of these investments. The Partnership Agreement provides that the proceeds of any sale or refinancing of the Registrant's properties will not be reinvested in new acquisitions.

The Partnership Agreement provides for the dissolution of the Registrant upon the occurrence of certain events, including the disposition of all interests in real estate. During 1996, the Registrant sold six properties. During 1997, the Registrant sold its remaining two properties, the Spring Creek and Park Colony apartment complexes. The Registrant has retained a portion of the cash from the property sales to satisfy obligations of the Registrant as well as establish a reserve for contingencies. The timing of the termination of the Registrant and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Registrant including, but not limited to, the lawsuits discussed in "Item 3. Legal Proceedings". In the absence of any such contingencies, the reserves will be paid within twelve months of the last property being sold. In the event a contingency continues to exist or arises, reserves may be held by the Partnership for a longer period of time.

During June 1997, the Registrant sold the Spring Creek and Park Colony apartment complexes in all cash sales for $10,225,000 and $14,500,000, respectively. See "Item 7. Liquidity and Capital Resources" for additional information.

The Registrant no longer has an ownership interest in any real estate investment. The General Partner is not aware of any material potential liability relating to environmental issues or conditions affecting real estate formerly owned by the Registrant.

The officers and employees of Balcor Partners-84 II, Inc., the General Partner of the Registrant, and its affiliates perform services for the Registrant. The Registrant currently has no employees engaged in its operations.

Item 2. Properties
------------------
As of December 31, 1997, the Registrant did not own any properties.

In the opinion of the General Partner, the Registrant has obtained adequate insurance coverage.

See Notes to Financial Statements for other information regarding former real property investments.

Item 3. Legal Proceedings
-------------------------

Klein, et al. vs Lehman Brothers, Inc., et al.
-----------------------------------------------

On August 30, 1996, a proposed class action complaint was filed, Lenore Klein, et al. vs. Lehman Brothers, Inc., et al. (Superior Court of New Jersey, Law Division, Union County, Docket No. Unn-L-5162-96). The complaint was amended on each of October 18, 1996, December 5, 1997 and January 15, 1998. The Registrant, additional limited partnerships which were sponsored by The Balcor Company (together with the Registrant, the "Affiliated Partnerships"), The Balcor Company, American Express Company, Lehman Brothers, Inc., Smith Barney, Inc., American Express Financial Advisors, and other affiliated entities and various individuals are named defendants in the action. The most recent amended complaint, plaintiffs' Third Amended Complaint, alleges, among other things, common law fraud and deceit, negligent misrepresentation, breach of contract, breach of fiduciary duty and violation of certain New Jersey statutes relating to the disclosure of information in the offering of limited partnership interests in the Affiliated Partnerships, the marketing of interests in the Affiliated Partnerships and the acquisition of real properties for the Affiliated Partnerships. The Third Amended Complaint seeks judgment for compensatory damages equal to the amount invested in the Affiliated Partnerships by the proposed class plus interest; general damages for injuries arising from the defendants' alleged actions; equitable relief, including rescission, on certain counts; punitive damages; treble damages on certain counts; recovery from the defendants of all profits received by them as a result of their alleged actions relating to the Affiliated Partnerships; attorneys' fees and other costs.

The defendants intend to vigorously contest this action. No class has been certified as of this date. The Registrant believes it has meritorious defenses to contest the claims. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the Registrant.

Masri vs Lehman Brothers, Inc., et al.
---------------------------------------

On February 29, 1996, a proposed class action complaint was filed, Raymond Masri vs. Lehman Brothers, Inc., et al., Case No. 96/103727 (Supreme Court of the State of New York, County of New York). The Registrant, additional limited partnerships which were sponsored by The Balcor Company, three limited partnerships sponsored by the predecessor of Lehman Brothers, Inc. (together with the Registrant and the affiliated partnerships, the "Defendant Partnerships"), Lehman Brothers, Inc. and Smith Barney, Inc. are defendants. The complaint alleges, among other things, common law fraud and deceit, negligent misrepresentation and breach of fiduciary duty relating to the disclosure of information in the offering of limited partnership interests in the Defendant Partnerships. The complaint seeks judgment for compensatory damages equal to the amount invested in the Defendant Partnerships by the proposed class plus interest accrued thereon; general damages for injuries arising from the defendants' alleged actions; recovery from the defendants of all profits received by them as a result of their alleged actions relating to the Defendant Partnerships; exemplary damages; attorneys' fees and other costs.

The defendants intend to vigorously contest this action. No class has been certified as of this date. The Registrant believes it has meritorious defenses to contest the claims. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the Registrant.

Plaintiffs' counsel has indicated an intent to withdraw this complaint. Raymond Masri has joined as an additional plaintiff in the Lenore Klein matter discussed above.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

No matters were submitted to a vote of the Limited Partners of the Registrant during 1997.

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

As of December 31, 1997, the number of record holders of Limited Partnership Interests of the Registrant was 8,440.

Item 6. Selected Financial Data
-------------------------------

                                    Year ended December 31,
                  ------------------------------------------------------------
                      1997         1996        1995       1994         1993
                  ------------ -----------  ---------- ----------- -----------

Total income        $2,188,680 $9,561,969 $15,677,369  $17,020,543  $17,984,872
Loss before
  gains on sales
  of assets and
  extraordinary
  items             (660,502) (4,547,636) (1,414,559)  (3,313,544)  (3,371,970)
Net income (loss)  10,767,865  22,488,661 (1,414,559)    2,454,938    9,901,817
Net income (loss)
  per Limited Part-
  nership Interest-
  Basic and Diluted     122.22     255.80      (16.09)       27.92       112.63
Total assets         2,920,976 15,614,734  54,412,115   56,636,602   73,333,165
Mortgage notes
  payable                None  17,211,741  65,239,773   65,971,823   84,130,907
Distributions per
  Limited Partner-
  ship Interest (A)     63.00       58.00        None         None         None

(A) These amounts represent distributions of original capital.

Item 7. Management's Discussion and Analysis of Financial Condition and
-----------------------------------------------------------------------
Results of Operations
---------------------

Operations
----------

Summary of Operations
---------------------

Balcor Realty Investors 84 - Series II, A Real Estate Limited Partnership (the "Partnership") sold six properties during 1996 and its remaining two properties during 1997. The Partnership recognized large gains in 1996 and 1997 in connection with the property sales. As a result, the Partnership recognized net income during 1997 and 1996 as compared to a net loss during 1995. Further discussion of the Partnership's operations is summarized below.

1997 Compared to 1996
---------------------

In June 1997, the Partnership sold the Spring Creek and Park Colony apartment complexes and recognized gains in connection with these sales totaling $12,350,293. During 1996, the Partnership sold the La Contenta, Meadow Creek, Ridgetree - Phase II, Rosehill Pointe, Seabrook and Westwood Village apartment complexes and recognized gains in connection with these sales totaling $27,237,296. The sales of these properties resulted in decreases in rental and service income, interest expense on mortgage notes payable, depreciation, amortization, property operating expenses, real estate taxes and property management fees during 1997 as compared to 1996.

Due to higher average cash balances resulting from the investment of a portion of the net proceeds received by the Partnership from the 1997 sales of the Spring Creek and Park Colony apartment complexes prior to distribution to Limited Partners in October 1997, interest income on short-term investments increased during 1997 as compared to 1996.

The Partnership recognized other income during 1997 primarily in connection with a refund of a prior year's insurance premium relating to the Partnership's properties.

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

The Partnership incurred higher professional fees during 1996 in connection with the valuation of the Partnership's assets. In addition, accounting and portfolio management fees decreased during 1997 due to the sale of the Partnership's properties. As a result, administrative expenses decreased during 1997 as compared to 1996.

Due to the sales of the Rosehill Pointe and Seabrook apartment complexes in 1996, affiliates' participation in income from joint ventures, which included the affiliates' share of the gains on the sales of these properties, ceased during 1996.

As a result of the sale of the Westwood Village Apartments, the Partnership recognized an extraordinary gain on forgiveness of debt of $182,585 during 1996.

In connection with the sales of the Spring Creek and Park Colony apartment complexes in 1997, the Partnership paid $752,818 in prepayment penalties and wrote off the remaining unamortized deferred expenses of $169,108. In connection with the sales of the La Contenta and Meadow Creek apartment complexes during 1996, the Partnership paid $171,661 in prepayment penalties. In addition, in connection with the sales of the La Contenta, Meadow Creek, Ridgetree-Phase II, Rosehill Pointe and Westwood Village apartment complexes during 1996, the Partnership wrote off the remaining unamortized deferred expenses of $232,868, the total of which includes $20,945 representing the Rosehill Pointe Apartments affiliate's share. These amounts were recorded as extraordinary items and classified as debt extinguishment expense for financial statement purposes.

1996 Compared to 1995
---------------------

As a result of the six property sales in 1996, rental and service income decreased by approximately $6,480,000 during 1996 as compared to 1995. This decrease was partially offset by increases of approximately $298,000 in rental and service income due to increased rental rates at the Partnership's two remaining properties. In addition, the 1996 property sales resulted in decreases in interest expense on mortgage notes payable, depreciation, amortization, real estate taxes and property management fees during 1996 as compared to 1995.

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

Administrative expense increased during 1996 as compared to 1995 primarily due to higher professional fees of approximately $122,000 incurred in 1996 primarily in connection with the valuation of the Partnership's assets. This increase was partially offset by lower legal fees of approximately $54,000.

The gains recognized in connection with the sales of the Rosehill Pointe and Seabrook apartment complexes resulted in the recognition of affiliates' participation in income from joint ventures during 1996 as compared to affiliates' participation in loss from joint ventures during 1995.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership increased by approximately $877,000 as of December 31, 1997 when compared to December 31, 1996 primarily due to the net proceeds received from the sale of the Partnership's remaining two properties, which was substantially offset by distributions to Limited Partners. The Partnership used cash of approximately $234,000 to fund its operating activities. The payment of administrative expenses, prepayment penalties relating to the two property sales, an expense for a state income tax liability related to a gain on a 1996 property sale and non-reimbursable expenditures relating to the fire damage incurred at the Spring Creek Apartments was partially offset by the net cash flow generated by the Partnership's properties, interest income earned on short-term investments, the collection of certain escrow deposits related to sold properties and insurance reimbursements for a portion of the costs of the fire damage to the Spring Creek Apartments. The Partnership received cash of approximately $24,165,000 from its investing activities consisting of net proceeds received in connection with the sales of the Partnership's remaining two properties. Financing activities consisted of distributions of sale proceeds of approximately $5,483,000 to Limited Partners, a deemed distribution to Limited Partners of approximately $359,000 representing a state withholding tax related to the sale of Park Colony Apartments, principal payments on mortgage notes payable of approximately $26,000 and the repayment of mortgage notes payable of approximately $17,186,000. In addition, in January 1998, the Partnership made a distribution to Limited Partners of $803,887 from remaining available Net Cash Proceeds, as discussed below.

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1996, the Partnership sold six properties. During 1997, the Partnership sold its remaining two properties, the Spring Creek and Park Colony apartment complexes. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed in "Item 3. Legal Proceedings". In the absence of any such contingencies, the reserves will be paid within twelve months of the last property being sold. In the event a contingency continues to exist or arises, reserves may be held by the Partnership for a longer period of time.

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

In addition, the Partnership paid a state withholding tax of $359,486 on behalf of the Limited Partners relating to the gain on sale of the property. Pursuant to the terms of the sale, $100,000 of the sale proceeds was placed in escrow and was not to be disbursed until the later of the settlement of any claims by the purchaser or August 1, 1997. Of the escrow amount, approximately $94,100 was disbursed to the Partnership in August 1997 and the balance of approximately $5,900 was paid to the purchaser to settle the remaining claims. The available proceeds were distributed to Limited Partners in October 1997. See Note 11 of Notes to Financial Statements for additional information.

The Partnership commenced distributions in July of 1996 and made two distributions totaling $58 per Interest during 1996 from Net Cash Proceeds. During 1997, the Partnership made three distributions totaling $63 per Interest from Net Cash Proceeds. In January 1998, the Partnership made a distribution of $803,887 ($9.24 per Interest) to the holders of Limited Partnership Interests representing a distribution of remaining available Net Cash Proceeds. Including the January 1998 distribution, Limited Partners have received distributions of Net Cash Proceeds totaling $130.24 per $1,000 Interest, as well as certain tax benefits. No distributions are anticipated to be made prior to the termination of the Partnership. However, after paying final partnership expenses, any remaining cash reserves will be distributed. Investors will not recover a substantial portion of their original investment.

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------
See Index to Financial Statements and Schedule in this Form 10-K.

The supplemental financial information specified by Item 302 of Regulation S-K is not applicable.

The net effect of the differences between the financial statements and the tax returns is summarized as follows:

                        December 31, 1997          December 31, 1996
                    -------------------------  -------------------------

                     Financial        Tax       Financial        Tax
                     Statements     Returns    Statements      Returns
                     ----------    ---------   ----------     ---------

Total assets         $2,920,976   $14,257,185  $15,614,734    $19,655,348
Partners' capital
 (deficit) accounts:
  General Partner     (597,062)     (597,062)    (727,234)    (2,308,493)
  Limited Partners    3,451,421    14,801,020  (1,343,454)      4,278,421
Net income:
  General Partner       130,172     1,711,431      224,887      4,276,063
  Limited Partners   10,637,693    16,365,416   22,263,774     29,499,196
  Per Limited Part-
  nership Interest        122.22(A)    188.03       255.80(A)      338.93

(A) Amount represents basic and diluted net income per Limited Partnership Interest.

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

                                   PART III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

(a) The Registrant does not have a Board of Directors; however, Balcor Partners-84 II, Inc., the General Partner, does have a Board of Directors which consists of Thomas E. Meador and John K. Powell, Jr.. The term of office as a director of the General Partner is one year. Directors are elected at the annual meeting of shareholders.

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

(b, c & e) The names, ages and business experiences of the executive officers, directors and significant employees of the General Partner of the Registrant are as follows:

          TITLE                              OFFICERS
         -------                            -----------
Chairman, President and Chief             Thomas E. Meador
   Executive Officer
Senior Vice President                     Alexander J. Darragh
Senior Vice President                     John K. Powell, Jr.
Senior Managing Director, Chief           Jayne A. Kosik
   Financial Officer, Treasurer
   and Assistant Secretary

Thomas E. Meador (age 50) joined Balcor in July 1979. He is Chairman, President and Chief Executive Officer and has responsibility for all ongoing day-to-day activities at Balcor. He is a member of the board of directors of The Balcor Company. He is also Senior Vice President of American Express Company and is responsible for its real estate operations worldwide. Prior to joining Balcor, Mr. Meador was employed at the Harris Trust and Savings Bank in the commercial real estate division where he was involved in various lending activities. Mr. Meador received his M.B.A. degree from the Indiana University Graduate School of Business.

Alexander J. Darragh (age 43) joined Balcor in September 1988 and is responsible for real estate advisory services for Balcor and American Express Company. Mr. Darragh received masters' degrees in Urban Geography from Queen's University and in Urban Planning from Northwestern University.

John K. Powell Jr. (age 47) joined Balcor in September 1985 and is responsible for portfolio and asset management matters relating to Balcor's partnerships. Mr. Powell also has supervisory responsibility for Balcor's risk management function. He is a member of the board of directors of The Balcor Company. He received a Master of Planning degree from the University of Virginia. Mr. Powell has been designated a Certified Real Estate Financier by the National Society for Real Estate Finance and is a full member of the Urban Land Institute.

Jayne A. Kosik (age 40) joined Balcor in August 1982 and, as Chief Financial Officer, is responsible for Balcor's financial, human resources and treasury functions. From June 1989 until October 1996, Ms. Kosik had supervisory responsibility for accounting functions relating to Balcor's public and private partnerships. She is also Treasurer and a Senior Managing Director of The Balcor Company. Ms. Kosik is a Certified Public Accountant.

(d) There is no family relationship between any of the foregoing officers or directors.

(f) None of the foregoing officers, directors or employees are currently involved in any material legal proceedings nor were any such proceedings terminated during the fourth quarter of 1997.

Item 11. Executive Compensation
-------------------------------

The Registrant paid $2,614 in 1997 with respect to one of the executive officers and directors of Balcor Partners-84 II, Inc., the General Partner. The Registrant has not paid and does not propose to pay any remuneration to the remaining executive officers and directors of the General Partner. Certain of the remaining officers receive compensation from The Balcor Company but not from the Registrant for services performed for various affiliated entities, which may include services performed for the Registrant. However, the General Partner believes that any such compensation attributable to services performed for the Registrant is immaterial to the Registrant. See Note 10 of Notes to Financial Statements for the information relating to transactions with affiliates.


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

                                  Amount
                               Beneficially
         Title of Class            Owned       Percent of Class
         --------------        -------------   ----------------
         Limited Partnership
           Interests           95 Interests      Less than 1%

Relatives of the officers and affiliates of the partners of the General Partner own 41 additional Interests.

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

(27) Financial Data Schedule of the Registrant for 1997 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended December 31, 1997.

(c) Exhibits:  See Item 14(a)(3) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         BALCOR REALTY INVESTORS 84-SERIES II,
                         A REAL ESTATE LIMITED PARTNERSHIP

                         By: /s/Jayne A. Kosik
                             ------------------------
                             Jayne A. Kosik
                             Senior Managing Director and Chief
                             Financial Officer (Principal
                             Accounting Officer) of Balcor
                             Partners-84 II, Inc., the General
                             Partner
Date: March 17, 1998
      ------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                     Title                       Date
----------------------   ---------------------------------   --------------
                         President, Chief Executive
                         Officer (Principal Executive
                         Officer) and Director of Balcor
                         Partners-84 II, Inc., the General
                         Partner
/s/Thomas E. Meador                                         March 17, 1998
----------------------                                      --------------
   Thomas E. Meador
                         Senior Managing Director and Chief
                         Financial Officer (Principal
                         Accounting Officer) of Balcor
                         Partners-84 II, Inc., the General
                         Partner
/s/Jayne A. Kosik                                           March 17, 1998
----------------------                                      --------------
   Jayne A. Kosik
                         Senior Vice President and Director
                         of Balcor Partners - 84 II, Inc.,
                         the General Partner
/s/John K. Powell, Jr.                                       March 17, 1998
-----------------------                                      --------------
   John K. Powell, Jr.

                         INDEX TO FINANCIAL STATEMENTS

Report of Independent Accountants

Financial Statements:

Balance Sheets, December 31, 1997 and 1996

Statements of Partners' Capital (Deficit), for the years ended December 31, 1997, 1996 and 1995

Statements of Income and Expenses, for the years ended December 31, 1997, 1996 and 1995

Statements of Cash Flows, for the years ended December 31, 1997, 1996 and 1995

Notes to Financial Statements

Financial Statement Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
Balcor Realty Investors 84-Series II, A Real Estate Limited Partnership

We have audited the financial statements of Balcor Realty Investors 84-Series II, A Real Estate Limited Partnership(A Maryland Limited Partnership) as listed in the index of this Form 10-K. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Balcor Realty Investors 84-Series II, A Real Estate Limited Partnership at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

As described in Note 2 to the financial statements, the partnership agreement provides for the dissolution of the Partnership upon the disposition of all its real estate interests. As of December 31, 1997, the Partnership has disposed of all of its remaining real estate interests. Upon resolution of the litigation described in Note 15 to the financial statements, the Partnership intends to cease operations and dissolve.

                                   COOPERS & LYBRAND L.L.P.

Chicago, Illinois
March 11, 1998

                     BALCOR REALTY INVESTORS 84-SERIES II,
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Maryland Limited Partnership)

                                BALANCE SHEETS
                          December 31, 1997 and 1996

                                    ASSETS

                                                 1997            1996
                                            --------------  --------------
Cash and cash equivalents                   $   2,902,925   $   2,025,727
Escrow deposits                                                   634,200
Accounts and accrued interest receivable           18,051         648,039
Prepaid expenses                                                   44,776
Deferred expenses, net of accumulated
  amortization of $187,891 in 1996                                200,423
                                            --------------  --------------
                                                2,920,976       3,553,165
                                            --------------  --------------
Investment in real estate:
  Land                                                          2,714,509
  Buildings and improvements                                   17,638,625
                                                            --------------
                                                               20,353,134
  Less accumulated depreciation                                 8,291,565
                                                            --------------
Investment in real estate, net of
  accumulated depreciation                                     12,061,569
                                            --------------  --------------
                                            $   2,920,976   $  15,614,734
                                            ==============  ==============

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Accounts payable                            $      30,525   $      66,808
Due to affiliates                                  36,092         134,062
Accrued real estate taxes                                         147,601
Security deposits                                                 125,211
Mortgage notes payable                                         17,211,741
                                            --------------  --------------
    Total liabilities                              66,617      17,685,423
                                            --------------  --------------
Commitments and contingencies

Limited Partners' capital (deficit) (87,037
  Interests issued and outstanding)             3,451,421      (1,343,455)

General Partner's deficit                        (597,062)       (727,234)
                                            --------------  --------------
    Total partners' capital (deficit)           2,854,359      (2,070,689)
                                            --------------  --------------
                                            $   2,920,976   $  15,614,734
                                            ==============  ==============

The accompanying notes are an integral part of the financial statements.

                     BALCOR REALTY INVESTORS 84-SERIES II,
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Maryland Limited Partnership)

                   STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
             for the years ended December 31, 1997, 1996 and 1995

                                 Partners' Capital (Deficit) Accounts
                                 -----------------------------------------
                                                  General       Limited
                                     Total        Partner     Partners (A)
                                 ------------- ------------- -------------

Balance at December 31, 1994     $(18,096,645) $   (937,975) $(17,158,670)

Net loss for the year
  ended December 31, 1995          (1,414,559)      (14,146)   (1,400,413)
                                 ------------- ------------- -------------
Balance at December 31, 1995      (19,511,204)     (952,121)  (18,559,083)

Cash distributions to Limited
  Partners (B)                     (5,048,146)                 (5,048,146)

Net income for the year
  ended December 31, 1996          22,488,661       224,887    22,263,774
                                 ------------- ------------- -------------
Balance at December 31, 1996       (2,070,689)     (727,234)   (1,343,455)

Cash distributions to Limited
  Partners (B)                     (5,483,331)                 (5,483,331)
Deemed distribution to Limited
  Partners (C)                       (359,486)                   (359,486)
Net income for the year
  ended December 31, 1997          10,767,865       130,172    10,637,693
                                 ------------- ------------- -------------
Balance at December 31, 1997     $  2,854,359  $   (597,062) $  3,451,421
                                 ============= ============= =============

  (A)  Includes a $95,000 investment by the General Partner.

  (B)  Summary of distributions per Limited Partnership Interest:

                                      1997          1996          1995
                                  ------------  ------------  ------------
       First Quarter             $      10.00          None          None
       Second Quarter                    None          None          None
       Third Quarter                    15.00  $      48.00          None
       Fourth Quarter                   38.00         10.00          None

  (C) This amount represents a state withholding tax paid on behalf of Limited Partners relating to the gain on the sale of Park Colony Apartments.

The accompanying notes are an integral part of the financial statements.

                     BALCOR REALTY INVESTORS 84-SERIES II,
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Maryland Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1997, 1996 and 1995

                                     1997          1996          1995
                                 ------------- ------------- -------------
Income:
  Rental and service             $  1,969,239  $  9,440,232  $ 15,621,758
  Interest on short-term
    investments                       175,018       121,737        55,611
  Other income                         44,423
                                 ------------- ------------- -------------
    Total income                    2,188,680     9,561,969    15,677,369
                                 ------------- ------------- -------------
Expenses:
  Interest on mortgage
    notes payable                     771,770     3,034,761     5,762,150
  Interest on short-term loans
    from an affiliate                               189,838       544,980
  Depreciation                        246,374     1,256,642     2,188,762
  Amortization of deferred
    expenses                           31,315       132,436       178,088
  Property operating                1,013,958     4,346,155     5,906,395
  Real estate taxes                   193,078       803,569     1,255,631
  Property management fees            102,674       449,136       768,357
  Other expense                       176,685
  Administrative                      313,328       608,540       526,207
                                 ------------- ------------- -------------
    Total expenses                  2,849,182    10,821,077    17,130,570
                                 ------------- ------------- -------------
Loss before gains on sale of
  properties, participation
  in joint ventures and
  extraordinary items                (660,502)   (1,259,108)   (1,453,201)

Gains on sale of properties        12,350,293    27,237,296

Affiliates' participation in
  (income) loss from joint
  ventures                                       (3,288,528)       38,642
                                 ------------- ------------- -------------
Income (loss) before
  extraordinary items              11,689,791    22,689,660    (1,414,559)
                                 ------------- ------------- -------------
Extraordinary items:
  Gain on forgiveness of debt                       182,585
  Debt extinguishment expense        (921,926)     (404,529)
  Affiliate's participation in
    debt extinguishment expense                      20,945
                                 -------------  ------------

The accompanying notes are an integral part of the financial statements.

                     BALCOR REALTY INVESTORS 84-SERIES II,
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Maryland Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1997, 1996 and 1995
                                  (Continued)

                                     1997          1996          1995
                                 ------------- ------------- -------------

Total extraordinary items            (921,926)     (200,999)
                                 ------------- ------------- -------------
Net income (loss)                $ 10,767,865  $ 22,488,661  $ (1,414,559)
                                 ============= ============= =============
Income (loss) before
  extraordinary items allocated
  to General Partner             $    141,317  $    226,898  $    (14,146)
                                 ============= ============= =============
Income (loss) before
  extraordinary items allocated
  to Limited Partners            $ 11,548,474  $ 22,462,762  $ (1,400,413)
                                 ============= ============= =============
Income (loss) before
  extraordinary items per
  Limited Partnership Interest
  (87,037 issued and outstanding)
  - Basic and Diluted            $     132.68  $     258.09  $     (16.09)
                                 ============= ============= =============
Extraordinary items allocated
  to General Partner             $    (11,145) $     (2,010)         None
                                 ============= ============= =============
Extraordinary items allocated
  to Limited Partners            $   (910,781) $   (198,989)         None
                                 ============= ============= =============
Extraodinary items per Limited
  Partnership Interest (87,037
  issued and outstanding) -
  Basic and Diluted              $     (10.46) $      (2.29)         None
                                 ============= ============= =============
Net income (loss) allocated to
  General Partner                $    130,172  $    224,887  $    (14,146)
                                 ============= ============= =============
Net income (loss) allocated to
  Limited Partners               $ 10,637,693  $ 22,263,774  $ (1,400,413)
                                 ============= ============= =============
Net income (loss) per Limited
  Partnership Interest (87,037
  issued and outstanding) -
  Basic and Diluted              $     122.22  $     255.80  $     (16.09)
                                 ============= ============= =============

The accompanying notes are an integral part of the financial statements.

                     BALCOR REALTY INVESTORS 84-SERIES II,
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Maryland Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1997, 1996 and 1995

                                     1997          1996          1995
                                 ------------- ------------- -------------
Operating activities:
  Net income (loss)              $ 10,767,865  $ 22,488,661  $ (1,414,559)
  Adjustments to reconcile net
    income (loss) to net cash
    (used in) provided by
    operating activities:
      Gain on forgiveness of debt                  (182,585)
      Debt extinguishment expense     169,108       232,868
      Affiliate's participation
        in debt extinguishment
        expense                                     (20,945)
      Gains on sale of properties (12,350,293)  (27,237,296)
      Affiliates' participation
        in income (loss) from
        joint ventures                            3,288,528       (38,642)
      Depreciation of
        properties                    246,374     1,256,642     2,188,762
      Amortization of deferred
        expenses                       31,315       132,436       178,088
      Net change in:
        Escrow deposits               634,200       524,546       (64,188)
        Accounts and accrued
          interest receivable         629,988      (458,787)      174,800
        Prepaid expenses               44,776       114,384      (159,160)
        Accounts payable              (36,283)      (74,580)      (29,005)
        Due to affiliates             (97,970)        7,412      (132,007)
        Accrued liabilities          (147,601)     (748,731)      (52,148)
        Security deposits            (125,211)     (148,458)      (20,253)
                                 ------------- ------------- -------------
  Net cash (used in) provided
    by operating activities          (233,732)     (825,905)      631,688
                                 ------------- ------------- -------------
Investing activities:
  Proceeds from sale of
    properties                     24,725,000    67,215,000
  Payment of selling costs           (559,512)   (1,375,912)
                                 -------------  ------------
Net cash provided by investing
  activities                       24,165,488    65,839,088
                                 -------------  ------------

The accompanying notes are an integral part of the financial statements.

                     BALCOR REALTY INVESTORS 84-SERIES II,
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Maryland Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1997, 1996 and 1995
                                  (Continued)

                                      1997          1996          1995
                                 ------------- ------------- -------------
Financing activities:
  Distributions to Limited
    Partners                     $ (5,483,331) $ (5,048,146)
  Deemed distribution to
    Limited Partners                 (359,486)
  Capital contributions by
    joint venture partners-
    affiliate                                                $     42,706
  Distributions to joint
    venture partners-
    affiliate                                    (1,944,950)     (125,529)
  Proceeds from loans payable-
    affiliate                                                     677,000
  Repayment of loans payable-
    affiliate                                    (8,385,555)     (400,000)
  Principal payments on
    mortgage notes payable            (25,686)     (619,604)     (732,050)
  Repayment of mortgage notes
    payable                       (17,186,055)  (47,408,428)
                                 ------------- ------------- -------------
  Net cash used in financing
    activities                    (23,054,558)  (63,406,683)     (537,873)
                                 ------------- ------------- -------------
Net change in cash and cash
  equivalents                         877,198     1,606,500        93,815
Cash and cash equivalents at
  beginning of year                 2,025,727       419,227       325,412
                                 ------------- ------------- -------------
Cash and cash equivalents at
  end of year                    $  2,902,925  $  2,025,727  $    419,227
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

                     BALCOR REALTY INVESTORS 84-SERIES II,
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Maryland Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Nature of the Partnership's Business:

Balcor Realty Investors 84-Series II, A Real Estate Limited Partnership
(the "Partnership") has retained cash reserves from the sale of its real estate investments for contingencies which exist or may arise. The Partnership's operations currently consist of interest income earned on short-term investments and the payment of administrative expenses.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1996, the Partnership sold six properties. During 1997, the Partnership sold its two remaining properties, the Spring Creek and Park Colony apartment complexes. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed in Note 15 of Notes to the Financial Statements. In the absence of any such contingencies, the reserves will be paid within twelve months of the last property being sold. In the event a contingency continues to exist or arises, reserves may be held by the Partnership for a longer period of time.

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

(b) Depreciation expense was computed using the straight-line and accelerated methods. Rates used in the determination of depreciation were based upon the following estimated useful lives:

               Buildings and land improvements     30 years
               Furniture and fixtures              5 years

Maintenance and repairs were charged to expense when incurred. Expenditures for improvements were charged to the related asset account.

As properties were sold, the related costs and accumulated depreciation were removed from the respective accounts. Any gain or loss on disposition was recognized in accordance with generally accepted accounting principles.

(c) Effective January 1, 1995 the Partnership adopted Statement of Financial Accounting Standards, No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of". Under SFAS 121, the Partnership recorded its investments in real estate at the lower of cost or fair value, and periodically assessed, but not less than on an annual basis, possible impairment to the value of its properties. The General Partner estimated the fair value of its properties based on the current sales price less estimated closing costs. Under SFAS 121, the General Partner determined that no impairment in value had occurred prior to the sales of the properties. The General Partner considered the method referred to above to result in a reasonable measurement of a property's fair value, unless other factors affecting the property's value indicated otherwise.

(d) Deferred expenses consisted of loan modification and financing fees which were amortized over the terms of the respective loan agreements. Upon sale, any remaining unamortized balance was recognized as debt extinguishment expense and classified as an extraordinary item.

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

(f) For financial statement purposes, in previous years partners were allocated income and loss in accordance with the provisions in the Partnership Agreement. In order for the capital accounts of the General Partner and Limited Partners to appropriately reflect their remaining economic interests as provided for in the Partnership Agreement, income allocations between the partners have been adjusted for financial statement purposes in 1997.

(g) Cash and cash equivalents include all unrestricted, highly liquid investments with an original maturity of three months or less. Cash is held or invested primarily in one financial institution.

(h) The Partnership is not liable for Federal income taxes and each partner recognizes his proportionate share of the Partnership income or loss in his tax return; therefore, no provision for income taxes is made in the financial statements of the Partnership.

(i) Revenue was recognized on an accrual basis in accordance with generally accepted accounting principles.

(j) Statement of Financial Accounting Standards, No. 128, "Earnings per Share" was adopted by the Partnership for the year-ended December 31, 1997 and has been applied to all prior earnings periods presented in the financial statements. Since the Partnership has no dilutive securities, there is no difference between basic and diluted net income (loss) per Limited Partnership Interest.

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

One hundred percent of Net Cash Receipts available for distribution was distributed to the holders of Interests in proportion to their participating percentages as of the record date for such distributions. However, there accrued for the benefit of the General Partner as its distributive share from operations, an amount equivalent to approximately 1% of the total Net Cash Receipts being distributed, which was to be paid only out of Net Cash Proceeds. Under certain circumstances, the General Partner could participate in the Net Cash Proceeds of the sale or refinancing of Partnership properties. The General Partner's participation was limited to 15% of Net Cash Proceeds, including its share of accrued Net Cash Receipts, and was subordinated to the return of Original Capital plus any deficiency in a Cumulative Distribution of 6% on Adjusted Original Capital to the holders of Interests, as defined in the Partnership Agreement. The General Partner will not receive any distribution of Net Cash Receipts or Net Cash Proceeds in accordance with these provisions.

5. Mortgage Notes Payable:

As of December 31, 1996, the Partnership had mortgage notes payable outstanding of $9,897,707 and $7,314,034 related to the Park Colony and Spring Creek apartment complexes, respectively. These mortgage notes were repaid in connection with the sales of these properties during 1997 as further described in Note 11 of Notes to the Financial Statements.

During 1997, 1996 and 1995, the Partnership incurred interest expense on mortgage notes payable of $771,770, $3,034,761 and $5,762,150 and paid interest expense of $738,380, $3,362,444 and $5,829,192, respectively.

6. Management Agreements:

The Partnership's properties were under management agreements with a third party management company prior to the sale of the properties. These management agreements provided for annual fees of 5% of gross operating receipts.

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

8. Affiliates' Participation in Joint Ventures:

Rosehill Pointe Apartments was owned by the Partnership and an affiliate (Balcor Realty Investors 85 - Series II) prior to its sale in June 1996. Profits and losses were allocated 61.62% to the Partnership and 38.38% to the affiliate. In addition, Seabrook Apartments was owned by the Partnership and two affiliates (Balcor Realty Investors 85 - Series I and Balcor Realty Associates) prior to its sale in February 1996. Profits and losses were allocated 83.72% to the Partnership and 16.28% to the affiliates. All assets, liabilities, income and expenses of the joint ventures were included in the financial statements of the Partnership with the appropriate adjustment for profit or loss for each affiliate's participation. Net distributions of $1,944,950 and $82,823 were made to joint venture partners during 1996 and 1995, respectively. In addition, joint venture partners were allocated their pro rata share of the gains on the sales of the Rosehill Pointe and Seabrook apartment complexes of $3,055,484 and $228,084, respectively.

9. Tax Accounting:

The Partnership keeps its books in accordance with the Internal Revenue Code, rules and regulations promulgated thereunder, and existing interpretations thereof. The accompanying financial statements, which are prepared in accordance with generally accepted accounting principles, will differ from the tax returns due to the different treatment of various items as specified in the Internal Revenue Code. The net effect of these accounting differences is that the net income for 1997 in the financial statements is $7,308,982 less than the taxable income for the same period.

10. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates are:

                    Year Ended            Year Ended         Year Ended
                     12/31/97             12/31/96            12/31/95
                 -----------------  --------------------  -----------------
                    Paid   Payable    Paid      Payable     Paid    Payable
                 --------- -------  ---------- ---------  --------- -------
Reimbursement of
  expenses to
  General Partner
  at cost:
    Accounting     $36,618  $8,631     $13,048  $14,548    $53,668    $4,094
    Data processing  9,589   1,416       5,764    3,057     35,823     3,392

    Investor com-
      munications     None    None        None     None      6,701      None
    Legal           24,036   5,026      14,075   15,692     30,858     4,769
    Other             None    None        None     None      5,790      None
    Portfolio
      management    90,576  18,489      81,240   90,576    117,173    18,971
    Property sales
      admini-
      stration      12,488   2,530      29,942   10,189      9,056     7,938

The Partnership participated in an insurance deductible program with other affiliated partnerships in which the program paid claims up to the amount of the deductible under the master insurance policies for its properties. The program was administered by an affiliate of the General Partner (The Balcor Company) who received no fee for administering the program; however, the General Partner was reimbursed for program expenses. The Partnership paid premiums to the deductible insurance program of $17,353 and $122,696 in 1996 and 1995, respectively.

During 1996, the Partnership repaid the General Partner loan primarily with proceeds from the sales of the Seabrook, La Contenta and Meadow Creek apartment complexes. See Note 11 of Notes to Financial Statements for additional information. During 1996 and 1995, the Partnership incurred interest expense of $189,838 and $544,980 and paid interest expense of $277,324 and 618,133 on these loans, respectively. Interest expense was computed at the American Express Company cost of funds rate plus a spread to cover administrative expenses. The interest rate was 5.911% at the date of the loan repayment.

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

(c) The Seabrook Apartments was owned by a joint venture consisting of the Partnership and two affiliates. The Partnership and the affiliates held participating percentages in the joint venture of 83.72% and 16.28%, respectively. In February 1996, the joint venture sold the property in an all cash sale for $5,915,000. From the proceeds of the sale, the joint venture paid $5,081,898 to the third party mortgage holder in full satisfaction of the first mortgage loan and $190,517 in selling costs. The basis of the property was $4,361,052, which is net of accumulated depreciation of $2,625,226. For financial statement purposes, the Partnership recognized a gain of $1,363,431 from the sale of this property, of which $228,084 is the minority joint venture partners' share.

(d) In April 1996, the Partnership sold the La Contenta Apartments in an all cash sale for $11,300,000. From the proceeds of the sale, the Partnership paid $6,970,559 to the third party mortgage holder in full satisfaction of the first mortgage loan, $236,400 in selling costs and $69,765 in prepayment penalties. The basis of the property was $4,737,918, which is net of accumulated depreciation of $3,049,224. For financial statement purposes, the Partnership recognized a gain of $6,325,682 from the sale of this property.

(e) In May 1996, the Partnership sold the Meadow Creek Apartments in an all cash sale for $11,100,000. From the proceeds of the sale, the Partnership paid $5,076,321 to the third party mortgage holder in full satisfaction of the first mortgage loan, $365,650 in selling costs and $101,896 in prepayment penalties. The basis of the property was $4,195,785, which is net of accumulated depreciation of $2,861,903. For financial statement purposes, the Partnership recognized a gain of $6,538,565 from the sale of this property.

(f) In June 1996, the Partnership sold the Ridgetree Apartments - Phase II in an all cash sale for $9,200,000. From the proceeds of the sale, the Partnership paid $7,798,124 to the third party mortgage holder in full satisfaction of the first and second mortgage loans and $107,000 in selling costs. The basis of the property was $6,909,090, which is net of accumulated depreciation of $4,455,600. For financial statement purposes, the Partnership recognized a gain of $2,183,910 from the sale of this property.

(g) The Rosehill Pointe Apartments was owned by a joint venture consisting of the Partnership and an affiliate. The Partnership and the affiliate hold participating percentages in the joint venture of 61.62% and 38.38%, respectively. In June 1996, the joint venture sold the property in an all cash sale for $20,700,000. From the proceeds of the sale, the joint venture paid $15,537,677 to the third party mortgage holders in full satisfaction of the first and second mortgage loans and $170,250 in selling costs. The basis of the property was $12,609,551, which is net of accumulated depreciation of $7,424,419. For financial statement purposes, the Partnership recognized a gain of $7,920,199 from the sale of this property, of which $3,055,484 is the minority joint venture partner's share.

(h) In November 1996, the Partnership sold the Westwood Village Apartments in an all cash sale for $9,000,000. From the proceeds of the sale, the Partnership repaid the outstanding balances of the first and second mortgage loans of $6,792,853 and $150,996, respectively, and $306,095 in selling costs. The basis of the property was $5,788,396, which is net of accumulated depreciation of $3,651,046. For financial statement purposes, the Partnership recognized a gain of $2,905,509 from the sale of this property.

12. Extraordinary Items:

(a) In connection with the sales of the Spring Creek and Park Colony apartment complexes in 1997, the Partnership paid $752,818 in prepayment penalties and wrote off the remaining unamortized deferred expenses of $169,108. These amounts, totaling $921,926, were recognized as an extraordinary item and classified as debt extinguishment expense.

(b) During 1996, the Partnership recognized an extraordinary gain on forgiveness of debt of $182,585 as a result of the sale of the Westwood Village Apartments.

(c) In connection with the sales of the La Contenta and Meadow Creek apartment complexes during 1996, the Partnership paid $171,661 of prepayment penalties. In addition, the Partnership wrote off the remaining unamortized deferred expenses of $232,868 as a result of the sales of the La Contenta, Meadow Creek, Ridgetree - Phase II, Rosehill Pointe and Westwood Village apartment complexes during 1996. These amounts, totaling $404,529, were recognized as an extraordinary item and classified as debt extinguishment expense, of which $20,945 represents the Rosehill Pointe Apartments affiliate's share.

13. Other Expense:

In connection with the 1996 sale of Meadow Creek Apartments, the Partnership paid $176,685 in April 1997 for a state income tax liability related to the gain on sale, which has been recorded as other expense for financial statement purposes.

14. Fair Value of Financial Instruments:

The carrying amounts and fair values of the Partnership's financial instruments at December 31, 1997 and 1996 are as follows:

The carrying value of cash and cash equivalents, accounts and accrued interest receivable and accounts payable approximates fair value.

Mortgage notes payable: Based on borrowing rates available to the Partnership at the end of 1996 for mortgage loans with similar terms and maturities, the fair value of the mortgage notes payable approximated the carrying value.

15. Contingencies:

The Partnership is currently involved in two lawsuits whereby the Partnership and certain affiliates have been named as defendants alleging substantially similar claims involving certain state securities and common law violations with regard to the property acquisition process of the Partnership, and to the adequacy and accuracy of disclosures of information concerning, as well as marketing efforts related to, the offering of the Limited Partnership Interests of the Partnership. The defendants continue to vigorously contest these actions. A plaintiff class has not been certified in either action and, no determinations of the merits have been made. It is not determinable at this time whether or not an unfavorable decision in either action would have a material adverse impact on the financial position, operations and liquidity of the Partnership. The Partnership believes it has meritorious defenses to contest the claims.

16. Subsequent Event:

In January 1998, the Partnership made a distribution of $803,887 ($9.24 per Interest) to the holders of Limited Partnership Interests representing a distribution of remaining available Net Cash Proceeds.