Form 10-Q
period 1998-03-31
BALCOR REALTY INVESTORS 84 SERIES II
filed 1998-04-30
CIK 740582

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1998
                               --------------
                                      OR

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

                                BALANCE SHEETS
                     March 31, 1998 and December 31, 1997
                                  (Unaudited)

                                    ASSETS

                                              1998            1997
                                          --------------  --------------
Cash and cash equivalents                 $   2,055,246   $   2,902,925
Accounts and accrued interest receivable         13,778          18,051
Prepaid expenses                                  2,273
                                          --------------  --------------
                                          $   2,071,297   $   2,920,976
                                          ==============  ==============

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                          $      35,991   $      30,525
Due to affiliates                                41,783          36,092
                                          --------------  --------------
    Total liabilities                            77,774          66,617
                                          --------------  --------------
Commitments and contingencies

Limited Partners' capital (87,037
  Interests issued and outstanding)           2,590,585       3,451,421

General Partner's deficit                      (597,062)       (597,062)
                                          --------------  --------------
    Total partners' capital                   1,993,523       2,854,359
                                          --------------  --------------
                                          $   2,071,297   $   2,920,976
                                          ==============  ==============

The accompanying notes are an integral part of the financial statements.

                     BALCOR REALTY INVESTORS 84-SERIES II,
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Maryland Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the quarters ended March 31, 1998 and 1997
                                  (Unaudited)


                                              1998            1997
                                          --------------  --------------
Income:
  Rental and service                                      $   1,090,432
  Interest on short-term investments      $      31,116          15,420
                                          --------------  --------------
    Total income                                 31,116       1,105,852
                                          --------------  --------------

Expenses:
  Interest on mortgage notes payable                            400,891
  Depreciation                                                  134,014
  Amortization of deferred expenses                              17,366
  Property operating                                            448,739
  Real estate taxes                                             101,075
  Property management fees                                       55,931
  Administrative                                 88,065          88,203
                                          --------------  --------------
    Total expenses                               88,065       1,246,219
                                          --------------  --------------
Net loss                                  $     (56,949)  $    (140,367)
                                          ==============  ==============
Net loss allocated to General Partner              None   $      (1,404)
                                          ==============  ==============
Net loss allocated to Limited Partners    $     (56,949)  $    (138,963)
                                          ==============  ==============
Net loss per Limited Partnership Interest
  (87,037 issued and outstanding) -
  Basic and Diluted                       $       (0.65)  $       (1.60)
                                          ==============  ==============
Distribution to Limited Partners          $     803,887   $     870,370
                                          ==============  ==============
Distribution per Limited
  Partnership Interest                    $        9.24   $       10.00
                                          ==============  ==============

The accompanying notes are an integral part of the financial statements.

                     BALCOR REALTY INVESTORS 84-SERIES II,
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Maryland Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                for the quarters ended March 31, 1998 and 1997
                                  (Unaudited)

                                              1998            1997
                                          --------------  --------------
Operating activities:
  Net loss                                $     (56,949)  $    (140,367)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
      Depreciation of properties                                134,014
      Amortization of deferred expenses                          17,366
      Net change in:
        Escrow deposits                                          17,670
        Accounts and accrued
          interest receivable                     4,273        (163,641)
        Prepaid expenses                         (2,273)         33,582
        Accounts payable                          5,466         (30,827)
        Due to affiliates                         5,691          (5,940)
        Accrued liabilities                                      19,208
        Security deposits                                         4,675
                                          --------------  --------------
  Net cash used in operating activities         (43,792)       (114,260)
                                          --------------  --------------
Financing activities:
  Distribution to Limited Partners             (803,887)       (870,370)
  Principal payments on mortgage notes
    payable                                                     (35,171)
                                          --------------  --------------
  Cash used in financing activities            (803,887)       (905,541)
                                          --------------  --------------
Net change in cash and cash equivalents        (847,679)     (1,019,801)

Cash and cash equivalents at beginning
  of year                                     2,902,925       2,025,727
                                          --------------  --------------
Cash and cash equivalents at end of period$   2,055,246   $   1,005,926
                                          ==============  ==============

The accompanying notes are an integral part of the financial statements.

                     BALCOR REALTY INVESTORS 84-SERIES II,
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Maryland Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policies:

(a) The loss allocation between the Limited Partners and the General Partner has been adjusted for financial statement purposes during 1998 in order that the capital account balances more accurately reflect their remaining economic interests as provided for in the Partnership Agreement.

(b) In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the quarter ended March 31, 1998, and all such adjustments are of a normal and recurring nature.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1997, the Partnership sold its two remaining properties. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed in Note 5 of Notes to the Financial Statements. In the absence of any such contingencies, the reserves will be paid within twelve months of the last property being sold. In the event a contingency continues to exist or arises, reserves may be held by the Partnership for a longer period of time.

3. Interest Expense:

During the quarter ended March 31, 1997, the Partnership incurred and paid interest expense on mortgage notes payable of $400,891.

4. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the quarter ended March 31, 1998 were:

                                      Paid        Payable
                                   ------------   ---------

   Reimbursement of expenses to
     the General Partner, at cost      $7,534     $41,783

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

                     BALCOR REALTY INVESTORS 84-SERIES II,
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Maryland Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Realty Investors 84-Series II, A Real Estate Limited Partnership (the "Partnership") is a limited partnership formed in 1983 to invest in and operate income-producing real property. The Partnership raised $87,037,000 through the sale of Limited Partnership Interests and utilized these proceeds to acquire fourteen real property investments. The Partnership has no properties remaining in its portfolio at March 31, 1998.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1997 for a more complete understanding of the Partnership's financial position.

Operations
----------

Summary of Operations
---------------------

Administrative expenses were higher than interest earned on short-term investments, which resulted in a net loss during the quarter ended March 31, 1998. In June 1997, the Partnership sold its two remaining properties, which were generating a loss from operations prior to their sales, which resulted in a net loss during the quarter ended March 31, 1997. Further discussion of the Partnership's operations is summarized below.

1998 Compared to 1997
---------------------

Discussions of fluctuations between 1998 and 1997 refer to the quarters ended March 31, 1998 and 1997.

The Partnership sold the Spring Creek and Park Colony apartment complexes during 1997. As a result, rental and service income, interest expense on mortgage notes payable, depreciation, amortization, property operating expenses, real estate taxes and property management fees ceased during 1997.

Due to higher average cash balances resulting from the investment of remaining available proceeds from property sales prior to distribution to Limited Partners in January 1998, interest income on short-term investments increased during 1998 as compared to 1997.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $848,000 as of

March 31, 1998 when compared to December 31, 1997 primarily due to the payment of a distribution to Limited Partners in January 1998 of remaining available Net Cash Proceeds. The Partnership used cash of approximately $44,000 to fund its operating activities, which consisted of the payment of administrative expenses which were partially offset by interest income earned on short-term investments. The Partnership used cash to fund its financing activities which consisted of a distribution to Limited Partners of approximately $804,000.

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1997, the Partnership sold its two remaining properties. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed in Note 5 of Notes to the Financial Statements. In the absence of any such contingencies, the reserves will be paid within twelve months of the last property being sold. In the event a contingency continues to exist or arises, reserves may be held by the Partnership for a longer period of time.

To date, Limited Partners have received distributions of Net Cash Proceeds totaling $130.24 per $1,000 Interest, as well as certain tax benefits. No distributions are anticipated to be made prior to the termination of the Partnership. However, after paying final partnership expenses, any remaining cash reserves will be distributed. Investors will not recover a substantial portion of their original investment.

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

(27) Financial Data Schedule of the Registrant for the quarter ended March 31, 1998 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended March 31, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            BALCOR REALTY INVESTORS 84-SERIES II,
                            A REAL ESTATE LIMITED PARTNERSHIP


                            By: /s/Thomas E. Meador
                                ---------------------
                                Thomas E. Meador
                                President, Chief Executive Officer (Principal Executive Officer) and Director of Balcor Partners-84 II, Inc., the General Partner


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


Date: April 30, 1998
      ---------------------------