Form 10-Q
period 1998-06-30
BALCOR REALTY INVESTORS 84 SERIES II
filed 1998-08-11
CIK 740582

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1998
                               --------------
                                      OR

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

                                BALANCE SHEETS
                      June 30, 1998 and December 31, 1997
                                  (Unaudited)

                                    ASSETS

                                                1998            1997
                                            --------------  --------------
Cash and cash equivalents                   $   2,037,266   $   2,902,925
Accounts and accrued interest receivable            5,416          18,051
                                            --------------  --------------
                                            $   2,042,682   $   2,920,976
                                            ==============  ==============

                      LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                            $      21,372   $      30,525
Due to affiliates                                  50,835          36,092
                                            --------------  --------------
  Total liabilities                                72,207          66,617
                                            --------------  --------------
Commitments and contingencies

Limited Partners' capital (87,037
  Interests issued and outstanding)             2,567,537       3,451,421
General Partner's deficit                        (597,062)       (597,062)
                                            --------------  --------------
  Total partners' capital                       1,970,475       2,854,359
                                            --------------  --------------
                                            $   2,042,682   $   2,920,976
                                            ==============  ==============

The accompanying notes are an integral part of the financial statements.

                     BALCOR REALTY INVESTORS 84-SERIES II,
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Maryland Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the six months ended June 30, 1998 and 1997
                                  (Unaudited)


                                                1998            1997
                                            --------------  --------------
Income:
  Rental and service                                        $   1,970,579
  Interest on short-term investments        $      58,219          42,714
                                            --------------  --------------
    Total income                                   58,219       2,013,293
                                            --------------  --------------
Expenses:
  Interest on mortgage notes payable                              771,770
  Depreciation                                                    246,374
  Amortization of deferred expenses                                31,315
  Property operating                                              910,024
  Real estate taxes                                               193,078
  Property management fees                                        103,726
  Other expenses                                                  176,685
  Administrative                                  138,216         185,518
                                            --------------  --------------
    Total expenses                                138,216       2,618,490
                                            --------------  --------------
Loss before gain on sales of properties
  and extraordinary item                          (79,997)       (605,197)

Gain on sales of properties                                    12,350,293
                                            --------------  --------------
(Loss) income before extraordinary item           (79,997)     11,745,096

Extraordinary item:
  Debt extinguishment expense                                    (921,926)
                                            --------------  --------------
Net (loss) income                           $     (79,997)  $  10,823,170
                                            ==============  ==============
Income before extraordinary
  item allocated to General Partner                 None    $     145,067
                                            ==============  ==============
(Loss) income before extraordinary
  item allocated to Limited Partners        $     (79,997)  $  11,600,029
                                            ==============  ==============

The accompanying notes are an integral part of the financial statements.

                     BALCOR REALTY INVESTORS 84-SERIES II,
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Maryland Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the six months ended June 30, 1998 and 1997
                                  (Unaudited)
                                  (Continued)


                                                 1998            1997
                                            --------------  --------------
(Loss) income before extraordinary
  item per Limited Partnership Interest
  (87,037 issued and outstanding)
  - Basic and Diluted                       $       (0.92)  $      133.28
                                            ==============  ==============
Extraordinary item allocated to
  General Partner                                   None    $     (11,387)
                                            ==============  ==============
Extraordinary item allocated to
  Limited Partners                                  None    $    (910,539)
                                            ==============  ==============
Extraordinary item per Limited
  Partnership Interest (87,037 issued
  and outstanding) - Basic and Diluted              None    $      (10.46)
                                            ==============  ==============
Net income allocated to General Partner             None    $     133,680
                                            ==============  ==============
Net (loss) income allocated to Limited
  Partners                                  $     (79,997)  $  10,689,490
                                            ==============  ==============
Net (loss) income per Limited Partnership
  Interest (87,037 issued and outstanding)
  - Basic and Diluted                       $       (0.92)  $      122.82
                                            ==============  ==============
Distribution to Limited Partners            $     803,887   $     870,370
                                            ==============  ==============
Distribution per Limited Partnership
  Interest (87,037 issued and outstanding)  $        9.24   $       10.00
                                            ==============  ==============

The accompanying notes are an integral part of the financial statements.

                     BALCOR REALTY INVESTORS 84-SERIES II,
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Maryland Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                 for the quarters ended June 30, 1998 and 1997
                                  (Unaudited)


                                                 1998            1997
                                            --------------  --------------
Income:
  Rental and service                                        $     880,147
  Interest on short-term investments        $      27,103          27,294
                                            --------------  --------------
    Total income                                   27,103         907,441
                                            --------------  --------------
Expenses:
  Interest on mortgage notes payable                              370,879
  Depreciation                                                    112,360
  Amortization of deferred expenses                                13,949
  Property operating                                              461,285
  Real estate taxes                                                92,003
  Property management fees                                         47,795
  Other expenses                                                  176,685
  Administrative                                   50,151          97,315
                                            --------------  --------------
    Total expenses                                 50,151       1,372,271
                                            --------------  --------------
Loss before gain on sales of properties
  and extraordinary item                          (23,048)       (464,830)

Gain on sales of properties                                    12,350,293
                                            --------------  --------------
(Loss) income before extraordinary item           (23,048)     11,885,463

Extraordinary item:
  Debt extinguishment expense                                    (921,926)
                                            --------------  --------------
Net (loss) income                           $     (23,048)  $  10,963,537
                                            ==============  ==============
Income before extraordinary
  item allocated to General Partner                 None    $     146,471
                                            ==============  ==============
(Loss) income before extraordinary
  item allocated to Limited Partners        $     (23,048)  $  11,738,992
                                            ==============  ==============

The accompanying notes are an integral part of the financial statements.

                     BALCOR REALTY INVESTORS 84-SERIES II,
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Maryland Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                 for the quarters ended June 30, 1998 and 1997
                                  (Unaudited)
                                  (Continued)


                                                 1998            1997
                                            --------------  --------------

(Loss) income before extraordinary
  item per Limited Partnership Interest
  (87,037 issued and outstanding)
  - Basic and Diluted                       $       (0.27)  $      134.88
                                            ==============  ==============
Extraordinary item allocated to
  General Partner                                   None    $     (11,387)
                                            ==============  ==============
Extraordinary item allocated to
  Limited Partners                                  None    $    (910,539)
                                            ==============  ==============
Extraordinary item per Limited
  Partnership Interest (87,037 issued
  and outstanding) - Basic and Diluted              None    $      (10.46)
                                            ==============  ==============
Net income allocated to General Partner             None    $     135,084
                                            ==============  ==============
Net (loss) income allocated to Limited
  Partners                                  $     (23,048)  $  10,828,453
                                            ==============  ==============
Net (loss) income per Limited Partnership
  Interest (87,037 issued and outstanding)
  - Basic and Diluted                       $       (0.27)  $      124.42
                                            ==============  ==============

The accompanying notes are an integral part of the financial statements.

                     BALCOR REALTY INVESTORS 84-SERIES II,
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Maryland Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                for the six months ended June 30, 1998 and 1997
                                  (Unaudited)


                                                 1998            1997
                                            --------------  --------------
Operating activities:
  Net (loss) income                         $     (79,997)  $  10,823,170
  Adjustments to reconcile net (loss) income
    to net cash used in operating activities:
      Debt extinguishment expense                                 169,108
      Gain on sales of properties                             (12,350,293)
      Depreciation of properties                                  246,374
      Amortization of deferred expenses                            31,315
      Net change in:
        Escrow deposits                                           634,200
        Accounts and accrued
          interest receivable                      12,635        (235,308)
        Prepaid expenses                                           44,776
        Accounts payable                           (9,153)        (28,208)
        Due to affiliates                          14,743         (51,951)
        Accrued liabilities                                      (147,601)
        Security deposits                                        (125,211)
                                            --------------  --------------
  Net cash used in operating activities           (61,772)       (989,629)
                                            --------------  --------------
Investing activities:
  Proceeds from sales of properties                            24,725,000
  Payment of selling costs                                       (559,512)
  Escrow deposits - restricted                                   (100,000)
                                                            --------------
  Net cash provided by investing activities                    24,065,488
                                                            --------------
Financing activities:
  Distribution to Limited Partners               (803,887)       (870,370)
  Deemed distribution to Limited Partners                        (359,486)
  Principal payments on mortgage notes
    payable                                                       (25,686)
  Repayment of mortgage notes payable                         (17,186,055)
                                            --------------  --------------
  Cash used in financing activities              (803,887)    (18,441,597)
                                            --------------  --------------
Net change in cash and cash equivalents          (865,659)      4,634,262

Cash and cash equivalents at beginning
  of year                                       2,902,925       2,025,727
                                            --------------  --------------
Cash and cash equivalents at end of period  $   2,037,266   $   6,659,989
                                            ==============  ==============

The accompanying notes are an integral part of the financial statements.

                     BALCOR REALTY INVESTORS 84-SERIES II,
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Maryland Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policies:

(a) The loss allocation between the Limited Partners and the General Partner has been adjusted for financial statement purposes in order that the capital account balances more accurately reflect their remaining economic interests as provided for in the Partnership Agreement.

(b) In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the six months and quarter ended June 30, 1998, and all such adjustments are of a normal and recurring nature.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1997, the Partnership sold its two remaining properties. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as to establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed in Note 5 of Notes to the Financial Statements. Due to this litigation, the Partnership will not be dissolved and reserves will be held by the Partnership until the conclusion of all contingencies. There can be no assurances as to the time frame for conclusion of these contingencies.

3. Interest Expense:

During the six months ended June 30, 1997, the Partnership incurred interest expense of $771,770 and paid interest expense of $738,380 on mortgage notes payable.

4. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the six months and quarter ended June 30, 1998 were:



                                           Paid
                                   -------------------------
                                     Six Months     Quarter    Payable
                                    ------------   ---------  ---------

   Reimbursement of expenses to
     the General Partner, at cost   $ 12,125       $ 4,591    $ 50,835


5. Contingencies:

The Partnership is currently involved in two lawsuits whereby the Partnership and certain affiliates have been named as defendants alleging substantially similar claims involving certain state securities and common law violations with regard to the property acquisition process of the Partnership, and to the adequacy and accuracy of disclosures of information concerning, as well as marketing efforts related to, the offering of the Limited Partnership Interests of the Partnership. The defendants continue to vigorously contest these actions. A plaintiff class has not been certified in either action and, no determinations of the merits have been made. It is not determinable at this time whether or not an unfavorable decision in either action would have a material adverse impact on the financial position of the Partnership. The Partnership believes it has meritorious defenses to contest the claims.

                     BALCOR REALTY INVESTORS 84-SERIES II,
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Maryland Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Realty Investors 84-Series II, A Real Estate Limited Partnership (the "Partnership") is a limited partnership formed in 1983 to invest in and operate income-producing real property. The Partnership raised $87,037,000 through the sale of Limited Partnership Interests and utilized these proceeds to acquire fourteen real property investments. The Partnership has no properties remaining in its portfolio at June 30, 1998.

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

Operations
----------

Summary of Operations
---------------------

Administrative expenses were higher than interest income earned on short-term investments, which resulted in a net loss during the six months and quarter ended June 30, 1998. In June 1997, the Partnership sold its two remaining properties and recognized significant gains from the sales, which resulted in net income during the six months and quarter ended June 30, 1997. Further discussion of the Partnership's operations is summarized below.

1998 Compared to 1997
---------------------

Unless otherwise noted, discussions of fluctuations between 1998 and 1997 refer to both the six months and quarters ended June 30, 1998 and 1997.

The Partnership sold the Spring Creek and Park Colony apartment complexes during June 1997 and recognized gains totaling $12,350,293 in connection with these sales. As a result, rental and service income, interest expense on mortgage notes payable, depreciation, amortization, property operating expenses, real estate taxes and property management fees ceased during 1997.

Due to higher average cash balances resulting from the investment of remaining available proceeds from property sales prior to distribution to Limited Partners in January 1998, interest income on short-term investments increased during the six months ended June 30, 1998 as compared to the same period in 1997.

In connection with the 1996 sale of Meadow Creek Apartments, the Partnership paid $176,685 in April 1997 for a state income tax liability related to the gain on sale, which was recorded as other expense in 1997 for financial statement purposes.

Administrative expenses decreased during 1998 as compared to 1997 primarily due to a decrease in accounting, portfolio management and bank fees which were partially offset by higher legal fees in 1998.

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

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $866,000 as of June 30, 1998 when compared to December 31, 1997 primarily due to the payment of a distribution to Limited Partners in January 1998 of remaining available Net Cash Proceeds. The Partnership used cash of approximately $62,000 to fund its operating activities, which consisted of the payment of administrative expenses which were partially offset by the receipt of interest income earned on short-term investments. The Partnership used cash to fund its financing activities which consisted of a distribution to Limited Partners of approximately $804,000.

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1997, the Partnership sold its two remaining properties. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as to establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed in Note 5 of Notes to the Financial Statements. Due to this litigation, the Partnership will not be dissolved and reserves will be held by the Partnership until the conclusion of all contingencies. There can be no assurances as to the time frame for the conclusion of these contingencies.

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

(10) Material Contracts:

(a)(i) Agreement of Sale and attachment thereto relating to the sale of Westwood Village Apartments, previously filed as Exhibit (2) to the Registrant's Current Report on Form 8-K dated September 4, 1996, is incorporated herein by reference.

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

(b)(i) Agreement of Sale and attachment thereto relating to the sale of Park Colony Apartments, previously filed as Exhibit (10)(d)(i) to the Registrant's Report on Form 10-Q for the quarter ended March 31, 1997 is incorporated herein by reference.

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

(c) Agreement of Sale and attachment thereto relating to the sale of Spring Creek Apartments previously filed as Exhibit (2) to the Registrant's Report on Form 8-K dated May 30, 1997 is incorporated herein by reference.

(27) Financial Data Schedule of the Registrant for the six months ended June 30, 1998 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended June 30, 1998.

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


Date: August 10, 1998
      ---------------------------