Form 10-Q
period 1998-09-30
BALCOR REALTY INVESTORS 84 SERIES II
filed 1998-11-10
CIK 740582

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)
  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1998
                               ------------------
                                      OR

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

                                BALANCE SHEETS
                   September 30, 1998 and December 31, 1997
                                  (Unaudited)

                                    ASSETS

                                                1998            1997
                                            --------------  --------------
Cash and cash equivalents                   $   2,032,290   $   2,902,925
Accounts and accrued interest receivable           10,192          18,051
                                            --------------  --------------
                                            $   2,042,482   $   2,920,976
                                            ==============  ==============

                      LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                            $      37,088   $      30,525
Due to affiliates                                  53,262          36,092
                                            --------------  --------------
  Total liabilities                                90,350          66,617
                                            --------------  --------------
Commitments and contingencies

Limited Partners' capital (87,037
  Interests issued and outstanding)             2,549,194       3,451,421
General Partner's deficit                        (597,062)       (597,062)
                                            --------------  --------------
  Total partners' capital                       1,952,132       2,854,359
                                            --------------  --------------
                                            $   2,042,482   $   2,920,976
                                            ==============  ==============

The accompanying notes are an integral part of the financial statements.

                     BALCOR REALTY INVESTORS 84-SERIES II,
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Maryland Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the nine months ended September 30, 1998 and 1997
                                  (Unaudited)


                                                 1998            1997
                                            --------------  --------------
Income:
  Rental and service                                        $   1,970,579
  Interest on short-term investments        $      86,814         127,768
                                            --------------  --------------
    Total income                                   86,814       2,098,347
                                            --------------  --------------

Expenses:
  Interest on mortgage notes payable                              771,770
  Depreciation                                                    246,374
  Amortization of deferred expenses                                31,315
  Property operating                                              996,240
  Real estate taxes                                               193,078
  Property management fees                                        103,726
  Other expenses                                                  176,685
  Administrative                                  185,154         242,403
                                            --------------  --------------
    Total expenses                                185,154       2,761,591
                                            --------------  --------------
Loss before gain on sales of properties
  and extraordinary item                          (98,340)       (663,244)

Gain on sales of properties                                    12,350,293
                                            --------------  --------------
(Loss) income before extraordinary item           (98,340)     11,687,049

Extraordinary item:
  Debt extinguishment expense                                    (921,926)
                                            --------------  --------------
Net (loss) income                           $     (98,340)  $  10,765,123
                                            ==============  ==============
Income before extraordinary
  item allocated to General Partner                 None    $     141,559
                                            ==============  ==============
(Loss) income before extraordinary
  item allocated to Limited Partners        $     (98,340)  $  11,545,490
                                            ==============  ==============

The accompanying notes are an integral part of the financial statements.

                     BALCOR REALTY INVESTORS 84-SERIES II,
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Maryland Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the nine months ended September 30, 1998 and 1997
                                  (Unaudited)
                                  (Continued)


                                                 1998            1997
                                            --------------  --------------
(Loss) income before extraordinary
  item per Limited Partnership Interest
  (87,037 issued and outstanding)
  - Basic and Diluted                       $       (1.13)  $      132.65
                                            ==============  ==============
Extraordinary item allocated to
  General Partner                                   None    $     (11,387)
                                            ==============  ==============
Extraordinary item allocated to
  Limited Partners                                  None    $    (910,539)
                                            ==============  ==============
Extraordinary item per Limited
  Partnership Interest (87,037 issued
  and outstanding) - Basic and Diluted              None    $      (10.46)
                                            ==============  ==============
Net income allocated to General Partner             None    $     130,172
                                            ==============  ==============
Net (loss) income allocated to Limited
  Partners                                  $     (98,340)  $  10,634,951
                                            ==============  ==============
Net (loss) income per Limited Partnership
  Interest (87,037 issued and outstanding)
  - Basic and Diluted                       $       (1.13)  $      122.19
                                            ==============  ==============
Distributions to Limited Partners           $     803,887   $   2,175,925
                                            ==============  ==============
Distributions per Limited Partnership
  Interest (87,037 issued and outstanding)  $        9.24   $       25.00
                                            ==============  ==============

The accompanying notes are an integral part of the financial statements.

                     BALCOR REALTY INVESTORS 84-SERIES II,
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Maryland Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
              for the quarters ended September 30, 1998 and 1997
                                  (Unaudited)

                                                 1998            1997
                                            --------------  --------------
Income:
  Interest on short-term investments        $      28,595   $      85,054
                                            --------------  --------------
    Total income                                   28,595          85,054
                                            --------------  --------------
Expenses:
  Property operating                                               86,216
  Administrative                                   46,938          56,885
                                            --------------  --------------
    Total expenses                                 46,938         143,101
                                            --------------  --------------
Net loss                                    $     (18,343)  $     (58,047)
                                            ==============  ==============
Net loss allocated to General Partner               None    $      (3,508)
                                            ==============  ==============
Net loss allocated to Limited Partners      $     (18,343)  $     (54,539)
                                            ==============  ==============
Net loss per Limited Partnership Interest
  (87,037 issued and outstanding)
  - Basic and Diluted                       $       (0.21)  $       (0.63)
                                            ==============  ==============
Distribution to Limited Partners                    None    $   1,305,555
                                            ==============  ==============
Distribution per Limited Partnership
  Interest (87,037 issued and outstanding)          None    $       15.00
                                            ==============  ==============

The accompanying notes are an integral part of the financial statements.

                     BALCOR REALTY INVESTORS 84-SERIES II,
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Maryland Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the nine months ended September 30, 1998 and 1997
                                  (Unaudited)

                                                 1998            1997
                                            --------------  --------------
Operating activities:
  Net (loss) income                         $     (98,340)  $  10,765,123
  Adjustments to reconcile net (loss) income
    to net cash used in operating activities:
      Debt extinguishment expense                                 169,108
      Gain on sales of properties                             (12,350,293)
      Depreciation of properties                                  246,374
      Amortization of deferred expenses                            31,315
      Net change in:
        Escrow deposits                                           634,200
        Accounts and accrued
          interest receivable                       7,859         606,491
        Prepaid expenses                                           44,776
        Accounts payable                            6,563         (40,817)
        Due to affiliates                          17,170         (72,216)
        Accrued liabilities                                      (147,601)
        Security deposits                                        (125,211)
                                            --------------  --------------
  Net cash used in operating activities           (66,748)       (238,751)
                                            --------------  --------------
Investing activities:
  Proceeds from sales of properties                            24,725,000
  Payment of selling costs                                       (559,512)
                                                            --------------
  Net cash provided by investing activities                    24,165,488
                                                            --------------
Financing activities:
  Distributions to Limited Partners              (803,887)     (2,175,925)
  Deemed distribution to Limited Partners                        (359,486)
  Principal payments on mortgage notes
    payable                                                       (25,686)
  Repayment of mortgage notes payable                         (17,186,055)
                                            --------------  --------------
  Cash used in financing activities              (803,887)    (19,747,152)
                                            --------------  --------------
Net change in cash and cash equivalents          (870,635)      4,179,585

Cash and cash equivalents at beginning
  of year                                       2,902,925       2,025,727
                                            --------------  --------------
Cash and cash equivalents at end of period  $   2,032,290   $   6,205,312
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

(b) In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the nine months and quarter ended September 30, 1998, and all such adjustments are of a normal and recurring nature.

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

3. Interest Expense:

During the nine months ended September 30, 1997, the Partnership incurred interest expense of $771,770 and paid interest expense of $738,380 on mortgage notes payable.

4. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the nine months and quarter ended September 30, 1998 were:


                                           Paid
                                   -------------------------
                                     Nine Months    Quarter    Payable
                                    ------------   ---------  ---------

   Reimbursement of expenses to
     the General Partner, at cost   $ 19,606       $ 7,481    $ 53,262

5. Contingencies:

The Partnership is currently involved in two lawsuits whereby the Partnership and certain affiliates have been named as defendants alleging substantially similar claims involving certain state securities and common law violations with regard to the property acquisition process of the Partnership, and to the adequacy and accuracy of disclosures of information concerning, as well as marketing efforts related to, the offering of the Limited Partnership Interests of the Partnership. The defendants continue to vigorously contest these actions. A plaintiff class has not been certified in either action. No determination of the merits has been made in one action. The other action was dismissed without prejudice by the trial court on September 24, 1998 for failure to state a cause of action. It is not determinable at this time whether or not an unfavorable decision in either action would have a material adverse impact on the financial position of the Partnership. The Partnership believes it has meritorious defenses to contest the claims.

                     BALCOR REALTY INVESTORS 84-SERIES II,
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Maryland Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Realty Investors 84-Series II, A Real Estate Limited Partnership (the "Partnership") is a limited partnership formed in 1983 to invest in and operate income-producing real property. The Partnership raised $87,037,000 through the sale of Limited Partnership Interests and utilized these proceeds to acquire fourteen real property investments. The Partnership has no properties remaining in its portfolio at September 30, 1998.

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

Operations
----------

Summary of Operations
---------------------

Administrative expenses were higher than interest income earned on short-term investments, which resulted in a net loss during the nine months and quarter ended September 30, 1998. In June 1997, the Partnership sold its two remaining properties and recognized significant gains from the sales, which resulted in net income during the nine months ended September 30, 1997. Administrative and property operating expenses were higher than interest income earned on short-term investments during the quarter ended September 30, 1997. This was the primary reason the Partnership recognized a net loss during the quarter ended September 30, 1997. Further discussion of the Partnership's operations is summarized below.

1998 Compared to 1997
---------------------

Unless otherwise noted, discussions of fluctuations between 1998 and 1997 refer to both the nine months and quarters ended September 30, 1998 and 1997.

The Partnership sold the Spring Creek and Park Colony apartment complexes during June 1997 and recognized gains totaling $12,350,293 in connection with these sales. As a result of these sales, rental and service income, interest expense on mortgage notes payable, depreciation, amortization, property operating expenses, real estate taxes and property management fees ceased during 1997.

The Partnership had higher average cash balances in 1997 resulting from the investment of the available proceeds from the 1997 property sales prior to distribution to Limited Partners in January 1998. As a result, interest income on short-term investments decreased during 1998 as compared to 1997.

In connection with the 1996 sale of Meadow Creek Apartments, the Partnership paid $176,685 in April 1997 for a state income tax liability related to the gain on sale, which was recorded as other expense in 1997 for financial statement purposes.

Administrative expenses decreased during 1998 as compared to 1997 primarily due to a decrease in accounting, portfolio management, data processing and bank fees, which were partially offset by higher legal fees accrued in 1998.

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

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $871,000 as of September 30, 1998 when compared to December 31, 1997 primarily due to the payment of a distribution to Limited Partners in January 1998 of remaining available Net Cash Proceeds. The Partnership used cash of approximately $67,000 to fund its operating activities, which consisted of the payment of administrative expenses which were partially offset by the receipt of interest income earned on short-term investments. The Partnership used cash to fund its financing activities which consisted of a distribution to Limited Partners of approximately $804,000.

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

                     BALCOR REALTY INVESTORS 84-SERIES II,
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Maryland Limited Partnership)

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings
-------------------------

Klein, et al. vs Lehman Brothers, Inc., et al.
-----------------------------------------------

With regard to the proposed complaint, Lenore Klein, et al. vs. Lehman Brothers, Inc. et al. (Superior Court of New Jersey, Law Division, Union County, Docket No. Unn-L-5162-96), on June 9, 1998 the defendants filed a motion to dismiss the complaint for failure to state a cause of action. The motion was briefed by all parties and oral argument was heard by the court on August 21, 1998. On September 24, 1998, the judge issued a letter opinion granting the defendant's motion to dismiss the complaint, and on October 23, 1998, the judge announced that he would enter an order dismissing the complaint without prejudice.

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

(b) Agreement of Sale and attachment thereto relating to the sale of Spring Creek Apartments previously filed as Exhibit (2) to the Registrant's Report on Form 8-K dated May 30, 1997 is incorporated herein by reference.

(27) Financial Data Schedule of the Registrant for the nine months ended September 30, 1998 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended September 30, 1998.

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



Date: November 9, 1998
      ---------------------------