Form 10-K
period 1998-12-31
BALCOR REALTY INVESTORS 84 SERIES II
filed 1999-03-19
CIK 740582

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1998
                          -----------------
                                      OR

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

The Partnership Agreement provides for the dissolution of the Registrant upon the occurrence of certain events, including the disposition of all interests in real estate. The Registrant sold its final real estate investment in June 1997. The Registrant has retained a portion of the cash from the property sales to satisfy obligations of the Registrant as well as establish a reserve for contingencies. The timing of the termination of the Registrant and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Registrant including, but not limited to, the lawsuits discussed in "Item 3. Legal Proceedings". Due to this litigation, the Registrant will not be dissolved and reserves will be held by the Registrant until the conclusion of all contingencies. There can be no assurances as to the time frame for conclusion of these contingencies.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources" for information regarding the Registrant's Year 2000 readiness.

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

Item 2. Properties
------------------
As of December 31, 1998, the Registrant did not own any properties.

In the opinion of the General Partner, the Registrant has obtained adequate insurance coverage for property liability and property damage matters.

See Notes to Financial Statements for other information regarding former real property investments.

Item 3. Legal Proceedings
-------------------------

Klein, et al. vs. Lehman Brothers, Inc., et al.
-----------------------------------------------

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

In June 1998, the defendants filed a motion to dismiss the complaint for failure to state a cause of action. Oral arguments were heard by the court on August 21, 1998. On September 24, 1998, the judge issued a letter opinion granting the defendants' motion to dismiss the complaint. On October 23, 1998, the judge announced that he would enter an order dismissing the complaint without prejudice, but stated that the plaintiffs would be required to file any new pleading in a separate action and would not be allowed to amend the existing complaint. The plaintiffs moved for a reconsideration of the judge's ruling, which was denied on November 20, 1998. On December 28, 1998, plaintiffs filed a notice of appeal from both the judge's October 23 and November 20, 1998 rulings.

On March 11, 1999, an order was entered by the Superior Court of New Jersey, Appellate Division, dismissing the appeal in this action with prejudice. Therefore, this will be the final report to investors regarding this matter.

Masri vs. Lehman Brothers, Inc., et al.
---------------------------------------

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

The defendants intend to vigorously contest this action. No class has been certified as of this date. The Registrant believes it has meritorious defenses to contest the claims. It is not determinable at this time how the outcome of this action will impact the remaining cash reserves of the Registrant.

Plaintiffs' lead counsel also represents the plaintiffs in the Lenore Klein matter discussed above. Plaintiffs' counsel has indicated an intent to withdraw this complaint. Raymond Masri has joined as an additional plaintiff in the Lenore Klein matter discussed above.

Bruss et al. vs. Lehman Brothers, Inc., et al.
----------------------------------------------

On January 25, 1999, a proposed class action complaint was filed, Dorothy Bruss, et al. vs. Lehman Brothers, Inc., et al. (Superior Court of New Jersey, Law Division, Essex County, Docket No. L-000898-99). The Registrant, additional limited partnerships which were sponsored by The Balcor Company (together with the Registrant, the Affiliated Partnerships), The Balcor Company, American Express Company, Lehman Brothers, Inc., Smith Barney, Inc., American Express Financial Corporation, and other affiliated entities and various individuals are named defendants in the action. Lead counsel representing the plaintiffs in this case is the same counsel representing the plaintiffs in each of the Lenore Klein and Raymond Masri cases discussed above. The complaint relates largely to the same issues as those raised in the Lenore Klein and the Raymond Masri cases. The complaint alleges, among other things, common law fraud and deceit, negligent misrepresentation, breach of contract, breach of fiduciary duty and violation of certain New Jersey and other similar state statutes relating to the disclosure of information in the offering of limited partnership interests in the Affiliated Partnerships, the marketing of interests in the Affiliated Partnerships and the acquisition of real property for the Affiliated Partnerships. The complaint seeks judgment for compensatory damages equal to the amount invested in the Affiliated Partnerships by the proposed class plus interest; general damages for injuries arising from the defendants' alleged actions; equitable relief, including rescission on certain counts; punitive damages; treble damages on certain counts; recovery from the Defendants of all profits received by them as a result of their alleged actions relating to the Affiliated Partnerships; and attorneys' fees and other costs.

The defendants intend to vigorously contest this action. No class has been certified as of this date. The Registrant believes that it has meritorious defenses to contest the claims. It is not determinable at this time how the outcome of this action will impact the remaining cash reserves of the Registrant.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

No matters were submitted to a vote of the Limited Partners of the Registrant during 1998.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
-------------------------------------------------------------------------
Matters
-------

There has not been an established public market for Limited Partnership Interests and it is not anticipated that one will develop. For information regarding distributions, see "Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations - Liquidity and Capital Resources".

As of December 31, 1998, the number of record holders of Limited Partnership Interests of the Registrant was 8,459.

Item 6. Selected Financial Data
-------------------------------

                                    Year ended December 31,
                  ------------------------------------------------------------
                      1998         1997        1996       1995         1994
                  ------------ -----------  ---------- ----------- -----------

Total income          $114,580 $2,188,680  $9,561,969 $15,677,369  $17,020,543
Loss before
  gains on sales
  of assets and
  extraordinary
  items              (116,459)   (660,502) (4,547,636) (1,414,559)  (3,313,544)
Net (loss) income    (116,459) 10,767,865  22,488,661  (1,414,559)   2,454,938
Net (loss) income
  per Limited Part-
  nership Interest-
  Basic and Diluted     (1.34)     122.22      255.80      (16.09)       27.92
Total assets        2,017,273   2,920,976  15,614,734  54,412,115   56,636,602
Mortgage notes
  payable                None        None  17,211,741  65,239,773   65,971,823
Distributions per
  Limited Partner-
  ship Interest (A)      9.24       63.00       58.00        None         None

(A) These amounts represent distributions of original capital.

Item 7. Management's Discussion and Analysis of Financial Condition and
-----------------------------------------------------------------------
Results of Operations
---------------------

Operations
----------

Summary of Operations
---------------------

Balcor Realty Investors 84 - Series II, A Real Estate Limited Partnership (the "Partnership") sold six properties during 1996 and its remaining two properties during 1997. The Partnership recognized significant gains in 1996 and 1997 in connection with the property sales. During 1998, administrative expenses were higher than interest income earned on short-term investments. As a result, the Partnership recognized a net loss for 1998 as compared to net income in 1997. Primarily as a result of larger gains from the property sales in 1996 as compared to 1997, net income decreased during 1997 as compared to 1996. Further discussion of the Partnership's operations is summarized below.

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

The Partnership recognized other income during 1997 primarily in connection with a partial refund of prior years' insurance premiums relating to the Partnership's properties.

Administrative expenses decreased during 1998 as compared to 1997 primarily due to a decrease in accounting, portfolio management and bank fees, which were partially offset by accrued legal fees in connection with the litigation discussed in "Item 3. Legal Proceedings".

In connection with the sales of the Spring Creek and Park Colony apartment complexes in 1997, the Partnership paid $752,818 in prepayment penalties and wrote off the remaining unamortized deferred expenses of $169,108. These amounts were recorded as extraordinary items and classified as debt extinguishment expense for financial statement purposes.

1997 Compared to 1996
---------------------

In 1996 the Partnership sold the La Contenta, Meadow Creek, Ridgetree - Phase II, Rosehill Pointe, Seabrook and Westwood Village apartment complexes and recognized gains in connection with these sales totaling $27,237,296. The sales of these properties resulted in decreases in rental and service income, interest expense on mortgage notes payable, depreciation, amortization, property operating expenses, real estate taxes and property management fees during 1997 as compared to 1996.

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

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $892,000 as of December 31, 1998 when compared to December 31, 1997 primarily due to the payment of a distribution to Limited Partners in January 1998 of remaining available Net Cash Proceeds. The Partnership used cash of approximately $88,000 to fund its operating activities, which consisted of the payment of administrative expenses which were partially offset by the receipt of interest income earned on short-term investments. The Partnership used cash to fund its financing activities which consisted of a distribution to Limited Partners of approximately $804,000.

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. The Partnership sold its final real estate investment in June 1997. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as to establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed in "Item 3. Legal Proceedings". Due to this litigation, the Partnership will not be dissolved and reserves will be held by the Partnership until the conclusion of all contingencies. There can be no assurances as to the time frame for the conclusion of these contingencies.

The Partnership made distributions from Net Cash Proceeds in 1998, 1997 and
1996 totaling $9.24, $63.00 and $58.00 per Interest, respectively. See Statements of Partners' Capital for additional information. Limited Partners have received cumulative distributions of Net Cash Proceeds totaling $130.24 per $1,000 Interest, as well as certain tax benefits. No additional distributions are anticipated to be made prior to the termination of the Partnership. However, after paying final partnership expenses, any remaining cash reserves will be distributed. Investors will not recover a substantial portion of their original investment.

The Partnership sold all of its remaining real property investments and distributed a majority of the proceeds from these sales to Limited Partners in 1996 and 1997. Since the Partnership no longer has any operating assets, the number of computer systems and programs necessary to operate the Partnership has been significantly reduced. The Partnership relies on third party vendors to perform most of its functions and has implemented a plan to determine the Year 2000 compliance status of these key vendors. The Partnership is within its timeline for having these plans completed prior to the year 2000.

The Partnership's plan to determine the Year 2000 compliance status of its key vendors involves the solicitation of information from these vendors through the use of surveys, follow-up discussions and review of data where needed. The Partnership has sent out surveys to these vendors and received back a majority of these surveys. While the Partnership cannot guarantee Year 2000 compliance by its key vendors, and in many cases will be relying on statements from these vendors without independent verification, preliminary surveys indicate that the key vendors performing services for the Partnership are aware of the issues and are working on a solution to achieve compliance before the year 2000. The Partnership is in the process of developing a contingency plan in the event any of its key vendors are not Year 2000 compliant prior to the year 2000. As part of its contingency plan, the Partnership will identify replacement vendors in the event that current vendors are not substantially Year 2000 compliant by

June 30, 1999. The Partnership does not believe that failure by any of its key vendors to be Year 2000 compliant by the year 2000 would have a material effect on the business, financial position or results of operations of the Partnership.

Certain statements in this report constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may include statements regarding income or losses as well as assumptions relating to the foregoing.

The forward-looking statements made by the Partnership are subject to known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to differ from any future results, performance or achievements expressed or implied by the forward-looking statements.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

The supplemental financial information specified by Item 305 of Regulation S-K is not applicable.

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------
See Index to Financial Statements and Schedule in this Form 10-K.

The supplemental financial information specified by Item 302 of Regulation S-K is not applicable.

The net effect of the differences between the financial statements and the tax returns is summarized as follows:

                        December 31, 1998            December 31, 1997
                    -------------------------  -------------------------
                     Financial        Tax       Financial        Tax
                     Statements     Returns    Statements      Returns
                     ----------    ---------   ----------     ---------
Total assets         $2,017,273   $13,353,482   $2,920,976    $14,257,185
Partners' capital
 (deficit) accounts:
  General Partner      (597,062)     (588,940)    (597,062)      (597,062)
  Limited Partners    2,531,075    13,859,166    3,451,421     14,801,020
Net (loss) income:
  General Partner          None         8,122      130,172      1,711,431
  Limited Partners     (116,459)     (137,967)  10,637,693     16,365,416
  Per Limited Part-
  nership Interest        (1.34)(A)     (1.59)      122.22(A)      188.03

(A) Amount represents basic and diluted net (loss) income per Limited Partnership Interest.

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

                                   PART III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

(a) The Registrant does not have a Board of Directors; however, Balcor Partners-84 II, Inc., the General Partner, does have a Board of Directors which consists of Thomas E. Meador and Jayne A. Kosik. The term of office as a director of the General Partner is one year. Directors are elected at the annual meeting of shareholders.

Jayne A. Kosik is not a director in any company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (the "Act") or subject to the requirements of Section 15 (b) of the Act or any company registered as an investment company under the Investment Company Act of 1940.

Mr. Meador is on the Board of Directors of Grubb & Ellis Company, a publicly traded commercial real estate firm. Mr. Meador was elected to the Board of Grubb & Ellis Company in May 1998. Mr. Meador is also a director of AMLI Commercial Properties Trust, a private real estate investment trust that owns office and industrial buildings in the Chicago, Illinois area. Mr. Meador was elected to the Board of AMLI Commercial Properties Trust in August 1998.

(b, c & e) The names, ages and business experiences of the executive officers, directors and significant employees of the General Partner of the Registrant are as follows:

TITLE                              OFFICERS

Chairman, President and Chief                  Thomas E. Meador
   Executive Officer
Senior Vice President                          Alexander J. Darragh
Senior Managing Director, Chief                Jayne A. Kosik
   Financial Officer, Treasurer
   and Assistant Secretary

Thomas E. Meador (age 51) joined Balcor in July 1979. He is Chairman, President and Chief Executive Officer and has responsibility for all ongoing day-to-day activities at Balcor. He is a member of the board of directors of The Balcor Company. He is also Senior Vice President of American Express Company and is responsible for its real estate operations worldwide. Prior to joining Balcor, Mr. Meador was employed at the Harris Trust and Savings Bank in the commercial real estate division where he was involved in various lending activities. Mr. Meador received his M.B.A. degree from the Indiana University Graduate School of Business.

Alexander J. Darragh (age 44) joined Balcor in September 1988 and is responsible for real estate advisory services for Balcor and American Express Company. Mr. Darragh received masters' degrees in Urban Geography from Queen's University and in Urban Planning from Northwestern University.

Jayne A. Kosik (age 41) joined Balcor in August 1982 and, as Chief Financial Officer, is responsible for Balcor's financial, human resources and treasury functions. Ms Kosik is also a member of the board of directors of the Balcor Company. From June 1989 until October 1996, Ms. Kosik had supervisory responsibility for accounting functions relating to Balcor's public and private partnerships. She is also Treasurer and a Senior Managing Director of The Balcor Company. Ms. Kosik is a Certified Public Accountant.

(d) There is no family relationship between any of the foregoing officers or directors.

(f) None of the foregoing officers, directors or employees are currently involved in any material legal proceedings nor were any such proceedings terminated during the fourth quarter of 1998.

Item 11. Executive Compensation
-------------------------------

The Registrant has not paid and does not propose to pay any remuneration to the executive officers and directors of the General Partner. Executive officers receive compensation from The Balcor Company but not from the Registrant for services performed for various affiliated entities, which may include services performed for the Registrant. However, the General Partner believes that any such compensation attributable to services performed for the Registrant is immaterial to the Registrant. See Note 10 of Notes to Financial Statements for the information relating to transactions with affiliates.

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

                                  Amount
                               Beneficially
         Title of Class            Owned       Percent of Class
         --------------        -------------   ----------------
         Limited Partnership
           Interests           95 Interests      Less than 1%

Relatives of the officers and affiliates of the partners of the General Partner do not own any additional Interests.

In addition, Balcor LP Corp., an affiliate of the General Partner, holds title to 61 Limited Partnership Interests in the Partnership due exclusively to instances in which Limited Partners abandoned title to their Limited Partnership Interests. Balcor LP Corp. is a nominee holder only of such

Interests and has disclaimed any economic or beneficial ownership in said Interests. All distributions of cash payable with respect to such Interests held by Balcor LP Corp. are returned to the Partnership for distribution to other Limited Partners in accordance with the Partnership Agreement.

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

(10) Material Contracts:

(a)(i) Agreement of Sale and attachment thereto relating to the sale of Park Colony Apartments, previously filed as Exhibit (10)(d)(i) to the Registrant's Report on Form 10-Q for the quarter ended March 31, 1997 is incorporated herein by reference.

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

(27) Financial Data Schedule of the Registrant for 1998 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended December 31, 1998.

(c) Exhibits:  See Item 14(a)(3) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         BALCOR REALTY INVESTORS 84-SERIES II,
                         A REAL ESTATE LIMITED PARTNERSHIP

                         By: /s/ Jayne A. Kosik
                             ------------------------
                             Jayne A. Kosik
                             Senior Managing Director and Chief
                             Financial Officer (Principal
                             Accounting and Financial Officer)
                             and Director of Balcor Partners-84 II, Inc.,
                             the General Partner
Date: March 19, 1999
      --------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                     Title                       Date
----------------------   ---------------------------------   --------------
                         President, Chief Executive
                         Officer (Principal Executive
                         Officer) and Director of Balcor
                         Partners-84 II, Inc., the General
                         Partner
/s/ Thomas E. Meador                                        March 19, 1999
--------------------                                        --------------
    Thomas E. Meador
                         Senior Managing Director and Chief
                         Financial Officer (Principal
                         Accounting and Financial Officer)
                         and Director of Balcor Partners-84 II, Inc.,
                         the General Partner
/s/ Jayne A. Kosik                                          March 19, 1999
------------------                                          --------------
    Jayne A. Kosik

                         INDEX TO FINANCIAL STATEMENT

Report of Independent Accountants

Financial Statements:

Balance Sheets, December 31, 1998 and 1997

Statements of Partners' Capital (Deficit), for the years ended December 31, 1998, 1997 and 1996

Statements of Income and Expenses, for the years ended December 31, 1998, 1997 and 1996

Statements of Cash Flows, for the years ended December 31, 1998, 1997 and 1996

Notes to Financial Statements

Financial Statement Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
Balcor Realty Investors 84-Series II, A Real Estate Limited Partnership

In our opinion, the accompanying balance sheets and the related statements of partners' capital, of income and expenses and of cash flows present fairly, in all material respects, the financial position of Balcor Realty Investors 84-Series II, A Real Estate Limited Partnership (A Maryland Limited Partnership, "the Partnership") at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As described in Note 2 to the financial statements, the partnership agreement provides for the dissolution of the Partnership upon the disposition of all its real estate interests. As of December 31, 1998, the Partnership no longer has an ownership interest in any real estate investment. Upon resolution of the litigation described in Note 14 to the financial statements, the Partnership intends to cease operations and dissolve.



PricewaterhouseCoopers LLP

Chicago, Illinois
March 17, 1999

                     BALCOR REALTY INVESTORS 84-SERIES II,
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Maryland Limited Partnership)

                                BALANCE SHEETS
                          December 31, 1998 and 1997


                                    ASSETS

                                                  1998            1997
                                            --------------  --------------
Cash and cash equivalents                   $   2,010,953   $   2,902,925
Accounts and accrued interest receivable            6,320          18,051
                                            --------------  --------------
                                            $   2,017,273   $   2,920,976
                                            ==============  ==============

                       LIABILITIES AND PARTNERS' CAPITAL


Accounts payable                            $      60,731   $      30,525
Due to affiliates                                  22,529          36,092
                                            --------------  --------------
    Total liabilities                              83,260          66,617
                                            --------------  --------------

Commitments and contingencies

Limited Partners' capital (87,037
  Interests issued and outstanding)             2,531,075       3,451,421

General Partner's deficit                        (597,062)       (597,062)
                                            --------------  --------------
    Total partners' capital                     1,934,013       2,854,359
                                            --------------  --------------
                                            $   2,017,273   $   2,920,976
                                            ==============  ==============

The accompanying notes are an integral part of the financial statements.

                     BALCOR REALTY INVESTORS 84-SERIES II,
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Maryland Limited Partnership)

                   STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
             for the years ended December 31, 1998, 1997 and 1996


                                        Partners' Capital (Deficit) Accounts
                                   --------------------------------------------
                                                      General        Limited
                                        Total         Partner      Partners (A)
                                   -------------- -------------- --------------

Balance at December 31, 1995       $ (19,511,204) $    (952,121) $ (18,559,083)

Cash distributions to Limited
  Partners (B)                        (5,048,146)                   (5,048,146)

Net income for the year
  ended December 31, 1996             22,488,661        224,887     22,263,774
                                   -------------- -------------- --------------
Balance at December 31, 1996          (2,070,689)      (727,234)    (1,343,455)

Cash distributions to Limited
  Partners (B)                        (5,483,331)                   (5,483,331)
Deemed distribution to Limited
  Partners (C)                          (359,486)                     (359,486)
Net income for the year
  ended December 31, 1997             10,767,865        130,172     10,637,693
                                   -------------- -------------- --------------
Balance at December 31, 1997           2,854,359       (597,062)     3,451,421

Cash distributions to Limited
  Partners (B)                          (803,887)                     (803,887)
Net loss for the year
  ended December 31, 1998               (116,459)                     (116,459)
                                   -------------- -------------- --------------
Balance at December 31, 1998       $   1,934,013  $    (597,062) $   2,531,075
                                   ============== ============== ==============

  (A)  Includes a $95,000 investment by the General Partner.

The accompanying notes are an integral part of the financial statements.

                     BALCOR REALTY INVESTORS 84-SERIES II,
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Maryland Limited Partnership)

                   STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
             for the years ended December 31, 1998, 1997 and 1996
                                  (Continued)


  (B)  Summary of distributions per Limited Partnership Interest:

                                            1998           1997           1996
                                     ------------   ------------   ------------
       First Quarter               $        9.24  $       10.00           None
       Second Quarter                       None           None           None
       Third Quarter                        None          15.00  $       48.00
       Fourth Quarter                       None          38.00          10.00

  (C) This amount represents a state withholding tax paid on behalf of Limited Partners relating to the gain on the sale of Park Colony Apartments.

The accompanying notes are an integral part of the financial statements.

                     BALCOR REALTY INVESTORS 84-SERIES II,
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Maryland Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1998, 1997 and 1996


                                         1998           1997           1996
                                   -------------- -------------- --------------
Income:
  Rental and service                              $   1,969,239  $   9,440,232
  Interest on short-term
    investments                    $     114,580        175,018        121,737
  Other income                                           44,423
                                   -------------- -------------- --------------
    Total income                         114,580      2,188,680      9,561,969
                                   -------------- -------------- --------------

Expenses:
  Interest on mortgage
    notes payable                                       771,770      3,034,761
  Interest on short-term loans
    from an affiliate                                                  189,838
  Depreciation                                          246,374      1,256,642
  Amortization of deferred
    expenses                                             31,315        132,436
  Property operating                                  1,013,958      4,346,155
  Real estate taxes                                     193,078        803,569
  Property management fees                              102,674        449,136
  Other expense                                         176,685
  Administrative                         231,039        313,328        608,540
                                   -------------- -------------- --------------
    Total expenses                       231,039      2,849,182     10,821,077
                                   -------------- -------------- --------------
Loss before gains on sale of
  properties, participation
  in joint ventures and
  extraordinary items                   (116,459)      (660,502)    (1,259,108)

Gains on sale of properties                          12,350,293     27,237,296

Affiliates' participation in
  income from joint ventures                                        (3,288,528)
                                   -------------- -------------- --------------
(Loss) income before
  extraordinary items                   (116,459)    11,689,791     22,689,660
                                   -------------- -------------- --------------

The accompanying notes are an integral part of the financial statements.

                     BALCOR REALTY INVESTORS 84-SERIES II,
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Maryland Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1998, 1997 and 1996
                                  (Continued)


                                         1998           1997           1996
                                   -------------- -------------- --------------
Extraordinary items:
  Gain on forgiveness of debt                                          182,585
  Debt extinguishment expense                          (921,926)      (404,529)
  Affiliate's participation in
    debt extinguishment expense                                         20,945
                                                    ------------   ------------
Total extraordinary items                              (921,926)      (200,999)
                                   -------------- -------------- --------------
Net (loss) income                  $    (116,459) $  10,767,865  $  22,488,661
                                   ============== ============== ==============
Income before extraordinary
 items allocated to
 General Partner                           None   $     141,317  $     226,897
                                   ============== ============== ==============
(Loss) income before
  extraordinary items allocated
  to Limited Partners              $    (116,459) $  11,548,474  $  22,462,763
                                   ============== ============== ==============
(Loss) income before
  extraordinary items per
  Limited Partnership Interest
  (87,037 issued and outstanding)
  - Basic and Diluted              $       (1.34) $      132.68  $      258.09
                                   ============== ============== ==============
Extraordinary items allocated
  to General Partner                       None   $     (11,145) $      (2,010)
                                   ============== ============== ==============
Extraordinary items allocated
  to Limited Partners                      None   $    (910,781) $    (198,989)
                                   ============== ============== ==============
Extraodinary items per Limited
  Partnership Interest (87,037
  issued and outstanding) -
  Basic and Diluted                        None   $      (10.46) $       (2.29)
                                   ============== ============== ==============
Net  income allocated to
  General Partner                          None   $     130,172  $     224,887
                                   ============== ============== ==============

The accompanying notes are an integral part of the financial statements.

                     BALCOR REALTY INVESTORS 84-SERIES II,
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Maryland Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1998, 1997 and 1996
                                  (Continued)


                                         1998           1997           1996
                                   -------------- -------------- --------------
Net (loss) income allocated to
  Limited Partners                 $    (116,459) $  10,637,693  $  22,263,774
                                   ============== ============== ==============
Net (loss) income per Limited
  Partnership Interest (87,037
  issued and outstanding) -
  Basic and Diluted                $       (1.34) $      122.22  $      255.80
                                   ============== ============== ==============

The accompanying notes are an integral part of the financial statements.

                     BALCOR REALTY INVESTORS 84-SERIES II,
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Maryland Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1998, 1997 and 1996


                                         1998           1997           1996
                                   -------------- -------------- --------------
Operating activities:
  Net (loss) income                $    (116,459) $  10,767,865  $  22,488,661
  Adjustments to reconcile net
    (loss) income to net cash
    used in operating activities
      Gain on forgiveness of debt                                     (182,585)
      Debt extinguishment expense                       169,108        232,868
      Affiliate's participation
        in debt extinguishment
        expense                                                        (20,945)
      Gains on sale of properties                   (12,350,293)   (27,237,296)
      Affiliates' participation
        in income  from
        joint ventures                                               3,288,528
      Depreciation of
        properties                                      246,374      1,256,642
      Amortization of deferred
        expenses                                         31,315        132,436
      Net change in:
        Escrow deposits                                 634,200        524,546
        Accounts and accrued
          interest receivable             11,731        629,988       (458,787)
        Prepaid expenses                                 44,776        114,384
        Accounts payable                  30,206        (36,283)       (74,580)
        Due to affiliates                (13,563)       (97,970)         7,412
        Accrued liabilities                            (147,601)      (748,731)
        Security deposits                              (125,211)      (148,458)
                                   -------------- -------------- --------------
  Net cash used in operating
     activities                          (88,085)      (233,732)      (825,905)
                                   -------------- -------------- --------------
Investing activities:
  Proceeds from sale of
    properties                                       24,725,000     67,215,000
  Payment of selling costs                             (559,512)    (1,375,912)
                                                    ------------   ------------
Net cash provided by investing
  activities                                         24,165,488     65,839,088
                                                    ------------   ------------

The accompanying notes are an integral part of the financial statements.

                     BALCOR REALTY INVESTORS 84-SERIES II,
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Maryland Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1998, 1997 and 1996
                                  (Continued)


                                         1998           1997           1996
                                   -------------- -------------- --------------
Financing activities:
  Distributions to Limited
    Partners                       $    (803,887) $  (5,483,331) $  (5,048,146)
  Deemed distribution to
    Limited Partners                                   (359,486)
  Distributions to joint
    venture partners-
    affiliate                                                       (1,944,950)
  Repayment of loans payable-
    affiliate                                                       (8,385,555)
  Principal payments on
    mortgage notes payable                              (25,686)      (619,604)
  Repayment of mortgage notes
    payable                                         (17,186,055)   (47,408,428)
                                   -------------- -------------- --------------
  Net cash used in financing
    activities                          (803,887)   (23,054,558)   (63,406,683)
                                   -------------- -------------- --------------
Net change in cash and cash
  equivalents                           (891,972)       877,198      1,606,500
Cash and cash equivalents at
  beginning of year                    2,902,925      2,025,727        419,227
                                   -------------- -------------- --------------
Cash and cash equivalents at
  end of year                      $   2,010,953  $   2,902,925  $   2,025,727
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

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. The Partnership sold its final real estate investment in June 1997. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as to establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed in Note 14 of Notes to the Financial Statements. Due to this litigation, the Partnership will not be dissolved and reserves will be held by the Partnership until the conclusion of all contingencies. There can be no assurances as to the time frame for conclusion of these contingencies.

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

(c) The Partnership recorded its investments in real estate at the lower of cost or fair value, and periodically assessed, but not less than on an annual basis, possible impairment to the value of its properties. The General Partner estimated the fair value of its properties based on the current sales price less estimated closing costs. The General Partner determined that no impairment in value had occurred prior to the sales of the properties. The General Partner considered the method referred to above to result in a reasonable measurement of a property's fair value, unless other factors affecting the property's value indicated otherwise.

(d) Deferred expenses consisted of loan modification and financing fees which were amortized over the terms of the respective loan agreements. Upon sale, any remaining unamortized balance was recognized as debt extinguishment expense and classified as an extraordinary item.

(e) The Partnership calculates the fair value of its financial instruments based on estimates using present value techniques. The Partnership includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. When the fair value reasonably approximates the carrying value, no additional disclosure is made.

(f) For financial statement purposes, prior to 1997, the partners were allocated income and loss in accordance with the provisions in the Partnership Agreement. In order for the capital account balances to more accurately reflect the partners' remaining economic interests in the Partnership, the income (loss) allocations have been adjusted.

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

(j) Statement of Financial Accounting Standards, No. 128, "Earnings per Share" was adopted by the Partnership effective for the year-ended December 31, 1997 and has been applied to the prior earnings period presented in the financial statements. Since the Partnership has no dilutive securities, there is no difference between basic and diluted net income (loss) per Limited Partnership Interest.

(k) Certain reclassifications of prior years information were made to conform to the 1998 presentation.

4. Partnership Agreement:

The Partnership was organized in February 1983. The Partnership Agreement provides for Balcor Partners-84 II, Inc. to be the General Partner and for the admission of Limited Partners through the sale of up to 110,000 Limited Partnership Interests at $1,000 per Interest, 87,037 of which were sold on or prior to September 28, 1984, the termination date of the offering.

The Partnership Agreement provides that the General Partner will be allocated 1% of the profits and losses and the Limited Partners will be allocated 99% of the profits and losses. For financial statement purposes, prior to 1997, the partners were allocated income and loss in accordance with the provisions in the Partnership Agreement. In order for the capital account balances to more accurately reflect the partners' remaining economic interests in the Partnership, the income (loss) allocations have been adjusted.

One hundred percent of Net Cash Receipts available for distribution was to be distributed to the holders of Interests in proportion to their participating percentages as of the record date for such distributions. To date, Net Cash Receipts have not been distributed to holders of Interests. Under certain circumstances, the General Partner would have participated in the Net Cash Proceeds of the sale or refinancing of Partnership properties. The General Partner's participation was limited to 15% of Net Cash Proceeds and was subordinated to the return of Original Capital plus any deficiency in a Cumulative Distribution of 6% on Adjusted Original Capital to the holders of Interests. Since the required subordination levels were not met, the General Partner has not received any distributions of Net Cash Receipts or Net Cash Proceeds during the lifetime of the Partnership.

5. Mortgage Notes Payable:

During 1997 and 1996, the Partnership incurred interest expense on mortgage notes payable of $771,770 and $3,034,761 and paid interest expense of $738,380 and $3,362,444, respectively.

6. Management Agreements:

The Partnership's properties were managed by a third party management company prior to the sale of the properties. These management agreements provided for annual fees of 5% of gross operating receipts.

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

8. Affiliates' Participation in Joint Ventures:

Rosehill Pointe Apartments was owned by the Partnership and an affiliate (Balcor Realty Investors 85 - Series II) prior to its sale in June 1996. Profits and losses were allocated 61.62% to the Partnership and 38.38% to the affiliate. In addition, Seabrook Apartments was owned by the Partnership and two affiliates (Balcor Realty Investors 85 - Series I and Balcor Realty Associates) prior to its sale in February 1996. Profits and losses were allocated 83.72% to the Partnership and 16.28% to the affiliates. All assets, liabilities, income and expenses of the joint ventures were included in the financial statements of the Partnership with the appropriate adjustment for profit or loss for each affiliate's participation. Net distributions of $1,944,950 was made to joint venture partners during 1996. In addition, joint venture partners were allocated their pro rata share of the gains on the sales of the Rosehill Pointe and Seabrook apartment complexes of $3,055,484 and $228,084, respectively.

9. Tax Accounting:

The Partnership keeps its books in accordance with the Internal Revenue Code, rules and regulations promulgated thereunder, and existing interpretations thereof. The accompanying financial statements, which are prepared in accordance with generally accepted accounting principles, will differ from the tax returns due to the different treatment of various items as specified in the Internal Revenue Code. The net effect of these accounting differences is that the net loss for 1998 in the financial statements is $13,386 less than the taxable loss for the same period.

10. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates are:

                    Year Ended            Year Ended         Year Ended
                     12/31/98             12/31/97            12/31/96
                 -----------------  --------------------  -----------------
                    Paid   Payable    Paid      Payable     Paid    Payable
                 --------- -------  ---------- ---------  --------- -------
Reimbursement of
  expenses to
  General Partner
  at cost:
    Accounting     $10,419   $4,978    $36,618  $ 8,631    $13,048   $14,548
    Data processing  2,328      872      3,268     None      3,022      None
    Legal            6,732    3,252     24,036    5,027     14,075    15,692
    Portfolio
      management    27,990   13,427     96,897   19,904     83,982    93,633
    Property sales   2,530     None     12,488    2,530     29,942    10,189

Prior to May 1995, the Partnership participated in an insurance deductible program with other affiliated partnerships in which the program paid claims up to the amount of the deductible under the master insurance policy for its properties. The program was administered by an affiliate of the General

Partner, which received no fee for administering the program. However, the General Partner was reimbursed for program expenses. The Partnership paid premiums to the deductible insurance program relating to claims prior to May 1, 1995 of $17,353 in 1996.

During 1996, the Partnership repaid the General Partner loan primarily with proceeds from the sales of the Seabrook, La Contenta and Meadow Creek apartment complexes. See Note 11 of Notes to Financial Statements for additional information. During 1996, the Partnership incurred interest expense of $189,838 and paid interest expense of $277,324 on these loans. Interest expense was computed at the American Express Company cost of funds rate plus a spread to cover administrative expenses. The interest rate was 5.911% at the date of the loan repayment.

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

14. Contingencies:

The Partnership is currently involved in two related lawsuits, Masri vs. Lehman Brothers, Inc., et al. and Bruss, et al. vs. Lehman Brothers, Inc., et al., whereby the Partnership and certain affiliates have been named as defendants alleging substantially similar claims involving certain state securities and common law violations with regard to the property acquisition process of the Partnership, and to the adequacy and accuracy of disclosures of information concerning, as well as marketing efforts related to, the offering of the Limited Partnership Interests of the Partnership. The defendants continue to vigorously contest these actions. A plaintiff class has not been certified in either action. With respect to the Masri case, no determinations upon any significant issues have been made. The Bruss complaint was filed on January 25, 1999. It is not determinable at this time how the outcome of either action will impact the remaining cash reserves of the Partnership. The Partnership believes it has meritorious defenses to contest the claims.